Form 10KSB
period 2001-06-30
LANCE SYSTEMS INC
filed 2001-09-28
CIK 1136424

SEC File No.  0-32131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

Commission file number: 0-32427

LANCE SYSTEMS, INC.
(Name of Small business Issuer in its charter)

UTAH
State or other jurisdiction of Incorporation or organization.

87-0386790
I.R.S. Employer Identification No.

350 South 400 East, No. 105
Salt Lake City, Utah 84111
(Address of principal executive offices)(Zip code)

Issuer's telephone number: (801)532-6202

Securities registered under Section 12(b) of the Act: None.
Name of Each exchange on which registered: None.
Securities registered under Section 12 (g) of the Act:
Common Stock  (Title of class).

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] .

The aggregate market value of the voting stock held by non- affiliates as of June 30, 2001, was nil.

Issuer involved in bankruptcy proceedings during past five years.
N/A.

The number of shares issued and outstanding as of June 30, 2001, was common stock, 36,898,333.

DOCUMENTS INCORPORATED BY REFERENCE.
Any documents incorporated by reference in this report is stated in Item 13 of this report.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]


                                     PART I

Item 1. Description of Business.

  Lance Systems, Inc. (the "Company", "we", "our" and "us") was organized on July 29, 1982, under the laws of the State of Utah, having the purpose of buying and selling strategic metals and investing in real estate and personal property. In approximately February 1983 we sold 9,000,000 shares of our common stock at $.02 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933 and which offering was registered with the Utah Division of Securities. We realized net proceeds of approximately $153,000. We participated in different projects including an Olympic Commemorative Book and a gold project in Columbia, South America. In 1987 we purchased Lance, Inc., which was a software company with a software program to assist managers of HUD qualified projects complete forms and reports to maintain HUD qualification for rental payments. The software eventually became obsolete and operations became inactive.

  We voluntarily filed a registration statement on Form 10-SB to make information about us more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc. Management believes that being a reporting company under the Exchange Act will enhance efforts to acquire or merge with an operating business.

  We are obligated to file certain interim and periodic reports including an annual report with audited financial statements.

  Any company that is merged into or acquired will become subject to the same reporting requirements as we are. Thus, if we successfully complete an acquisition or merger, that company must have audited financial statements for at least the two most recent fiscal years, or if the company has been in business for less than two years, audited financial statements must be available from inception. This requirement limits the possible acquisitions or mergers because private companies either do not have audited financial statements or are unable to produce audited statement without delay and expense.

  Our principal offices are located at the office of the president at 350 South 400 East, Suite 105, Salt Lake City, Utah 84111 and the telephone number is
(801)532-6200.

Our Business

  We have no recent operating history. No representation is made, and none is intended, that we have the ability to carry on future business activities successfully. Further, there is no assurance that we will have the opportunity to merge with or acquire an operating business, a business opportunity or assets that has material value.

  Management intends to investigate, research and, if it is deemed to be advisable, acquire or merge with one or more businesses or business opportunities. Presently we have no commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature or type of any possible future acquisition or merger. Management has broad discretion in its search for and negotiation with any potential business or business opportunity.

Sources

  We intend to use various sources and resources in the search for potential business opportunities including, but not limited to, officers and directors members of the financial community, and consultants. We presently have no intention of hiring a consultant or consultants but reserve the right to do so if deemed advisable. Because we lack resources, we will be unable to retain for a fee any professional firms specializing in business acquisitions and reorganizations. Most likely we will have to rely on outside sources that will accept compensation only upon a successful acquisition or merger.

  We will not limit the search to any specific industry or type of business. We may acquire a venture that is in its preliminary or development stage, is already in operation, or in various stage of its corporate existence or development. Management is unable to determine the status or nature of any venture in which we may participate. A potential venture may need additional capital or equity or may merely desire to have its shares publicly traded. Mostly likely the acquisition or merger would involve an operating business desiring to have a public trading market for its shares. We believe that we could provide such an opportunity for a private operating business to become a publicly held corporation without the time and expense typically associated with an initial public offering.

Process of Evaluation

  Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed. This determination will be based on management's knowledge and experience, in evaluating the preliminary information available . Management may also engage others to assist in the analysis of the business opportunities. Because we lack resources, it is unlikely we will have funds for a complete and exhaustive investigation and evaluation. It is unlikely that we will receive a fairness opinion regarding any business acquisition or opportunity.

  In the evaluation consideration will be given to several factors including but not limited to potential benefits, working capital requirements, operating history, competition present and anticipated, future growth prospects, stage of development or exploration, future funding requirements, management, profit potential and other factors deemed relevant to the specific circumstances. These factors are not listed in the order of priority or consideration. Each of the foregoing factors and other factors not listed will be considered depending on the circumstances.

  All potential risks cannot be identified because we have not identified any specific business opportunity. No assurance can be given that any acquisition or merger will be successful or even develop into a going concern or if the business is already operating, that it will continue operating successfully or at a profit. Many potential business opportunities involve new and untested products, processes or market strategies which may fail.

Potential Acquisition or Merger Structure

  We are unable to determine how we may participate or be a part of a business opportunity. Our participation will depend upon the nature of that opportunity, the respective needs, objectives, and goals of each party and the relative negotiating strength. Participation in a business opportunity may occur by an asset purchase, stock purchase, reorganization, merger or consolidation, joint venture, license agreement, or partnership. Nevertheless, we do not intend to participate in business opportunities through the purchase of minority stock positions. We may act directly or indirectly through an interest in a partnership, corporation or other form of business organization.

  With limited assets and no recent operating history it is anticipated that if we successfully enter into a transaction with an operating business opportunity existing shareholders will experience substantial dilution and a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control in the transaction. Management has not set any guideline as to the amount of control it would offer to prospective business opportunities.

Risk Factors.

  Our endeavors are subject to substantial risks. The risks associated with a potential acquisition have been discussed. In addition, we have no assets and no sources of revenues. Most likely we will not have any revenues until we make an acquisition. No assurance is given that any acquisition will result in revenues or profits for us.

  Uncertain Structure of any Future Acquisition. Any future acquisition or participation in a business opportunity could be a merger, exchange of stock, or purchase of assets including patents, royalty interests, licenses or franchises. Great uncertainty exists about any future acquisitions or transactions involving us and another party.

  Penny Stock Risks. Our common stock may be considered to be a "penny stock" as that term is defined in the Federal Regulations, Section 240.3a51-1. Penny stocks have a price of less than $5.00, are not traded on a "recognized" national exchange, their prices are not quoted on NASDAQ, or are issued by companies that have less than net tangible asset of $2,000,000 if the issuer has been in continuous operation for more than three years or $5,000,000 if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the past three years.

   No public market for our shares has existed in the past ten years or longer. Any trading of our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the "pink sheets" provided by the National Quotations Bureau. Section 15g-2 of the regulations under the Securities Exchange Act of 1934 requires broker-dealers transacting trades in penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor's account. Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition our shares of common stock may still be deemed to be a penny stock.

Government Regulation.

  Our business activities are subject to general governmental regulations. In addition, we must file periodic reports as required by the Securities Exchange Act of 1934. We are deemed to be a "small business issuer" as that term is defined in Regulation SB adopted by the Securities and Exchange Commission. A "Small Business Issuer" is defined as an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's securities held by non-affiliates) of $25 million or more.

Principal Products or Services.

  We have no products and we offer no services.

Competition

  We face competition from numerous other companies that are seeking an acquisition and business opportunity. Some of these companies have significant liquid assets which may provide a competitive advantage to those companies. No assurance can be given that we will successfully find an appropriate acquisition.

Facilities, Equipment and Employees

  Our offices are located at the office of our president in Salt Lake City, Utah. We have no employees.

Research and Development, Patents, Trademarks, Licenses,
Franchises, Concessions, Royalty Agreements or Labor Contracts.

We  have  no  research  and  development,  no  patents,  trademarks,   licenses,
franchises, concessions, royalty agreements, nor labor contracts.

Need for Governmental Approval of Principal Products or Services.

  We have no need for governmental approval.

Inflation.

  We believe that inflation has little impact on our business affairs.

Item 2.  Description of Property.

  We have no property, real or personal.

Item 3. Legal Proceedings.

  We are not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

   We have not submitted any matters to a vote of equity holders.

                                     Part II

Item 5. Market for Common Equity and Related Stock Matters.

  We have no public trading market for our shares of common equity. During the period covered by this report we made no sale or other disposition of its shares of common stock. We have approximately 370 shareholders of record.

  We will attempt to be listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., or other listing medium. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended and by the NASD. It is anticipated that a listing on the OTC Electronic Bulletin Board will permit price quotations for the our shares to be published by such service and any trades that may occur. If and when our shares are listed the share prices may be volatile and subject to broad price movements.

   Further, our equity shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 ("Exchange Act"), commonly referred to as the "Penny Stock" rule. Section 15(g) states certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as used in Rule 3a51-1 of the Exchange Act.

  Generally a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to certain limited exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting certain criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. Once shares are deemed to be a penny stock, trading in the shares then becomes subject to additional rules relating to sales practices for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor has assets in excess of $1,000,000 or annual income exceeding $200,000, or with spouse annual income of $300,000.

  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser's written consent for the transaction. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction. A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. These rules restrict the ability of broker-dealers to trade and/or maintain our common stock and may affect the ability of shareholders to sell their shares.

Dividend Policy

  We have not declared nor paid cash dividends nor made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Item 6. Management's Discussion and Analysis of Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Form 10-KSB.

  The Company is a development stage company as it has limited assets, operations and income. It is believed that for the next twelve months only limited capital will be required to maintain the Company's operations and any such funds needed will be loaned by the officers and directors of the Company. These expenses will pertain to the Company maintaining itself as an entity and filing appropriate reports with the Securities and Exchange Commission. It is anticipated that any loans will not exceed $20,000 and will be on terms no less favorable than the Company could obtain in an arms length transaction. If the Company is able to accomplish an acquisition or merger with an operating business or is able to obtain significant financing its ability to continue as a going concern may be in doubt.

  Management believes that inflation has not and will not have a material effect on the Company's operations. When the Company accomplishes a merger or acquisition management will evaluate the possible effects of inflation on operations and its business.

Plan of Operation

  During the twelve months the Company will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Generally management will follow the procedures discussed in Item 1 above. Because the Company has no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If the Company determines to employ outside advisers or consultants in its search for business opportunities, the Company may have to attempt to raise additional funds. As of this date the Company has no plans to engage outside advisers or consultants or to attempt to raise additional capital. If the Company seeks to raise capital, most likely it would attempt a private placement of its securities. Because of the Company's current status, a public sale of securities or borrowing from commercial sources are unlikely. As of June 30, 2001, we had no current assets and current liabilities of $7,466.

  For the year ended June 30, 2001, there were no revenues and expenses were $3,694 with a net loss of $(3,294) and for fiscal year ended June 30, 2000, the Company had no revenues and expenses of $1,369 with a net loss of $(1,369).

Recent Accounting Pronouncements

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "earning Per Share" and Statement of

Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15 "Earnings Per Share." SFAS no. 128 provides for the calculation of "Basic" and Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and No. 129 are effective for financial statements issued for periods ending after December 15, 1997.

  The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  SFAS Nos. 130 and 131 are effective for financial statements for period beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

Inflation

  In the opinion of management, inflation has not had a material effect on our operations.


Item 7. Financial Statements.

  Financial statements for the years ended June 2001 and 2000.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  June 30, 2001

                                 C O N T E N T S


Independent Auditors' Report............................................. F-3

Balance Sheet............................................................ F-4

Statements of Operations................................................. F-5

Statements of Stockholders' Equity (Deficit)............................. F-6

Statements of Cash Flows................................................. F-9

Notes to the Financial Statements........................................F-11

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lance Systems, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Lance Systems, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2001 and 2000 and from inception on July 29, 1982 through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lance Systems, Inc. (a development stage company) as of June 30, 2001 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and from inception on July 29, 1982 through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date. Unless the Company is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


By: /s/ HJ & Associates, LLC
----------------------------
        HJ & Associates, LLC
        Salt Lake City, Utah
        August 28, 2001

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                   June 30,
                                                                     2001
                                                                  ---------
CURRENT ASSETS

   Cash                                                           $    --
                                                                  ---------

     Total Current Assets                                              --
                                                                  ---------

     TOTAL ASSETS                                                 $    --
                                                                  =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Due to related party (Note 4)                                  $   7,466
                                                                  ---------

     Total Current Liabilities                                        7,466
                                                                  ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock class A: 100,000,000 shares authorized
    of $0.001 par value, 36,898,333 shares issued
    and outstanding                                                  36,898
   Common stock class B: 40,000,000 shares authorized
    of $0.001 par value, 0 shares issued
    and outstanding                                                    --
   Additional paid-in capital                                       237,307
   Deficit accumulated during the development stage                (281,671)
                                                                  ---------

     Total Stockholders' Equity (Deficit)                            (7,466)
                                                                  ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                            $    --
                                                                  =========

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                   From
                                                                Inception on
                                          For the                 July 9,
                                        Years Ended             1982 Through
                                          June 30,                June 30,
                                     2001           2000            2001
                                ------------    ------------    ------------
REVENUES                        $       --      $       --      $       --
                                ------------    ------------    ------------

EXPENSES                               3,694           1,369           6,077
                                ------------    ------------    ------------

LOSS FROM OPERATIONS                  (3,694)         (1,369)         (6,077)
                                ------------    ------------    ------------

OTHER INCOME

   Gain on settlement of debt            400            --             5,717
                                ------------    ------------    ------------

     Total Other Income                  400            --             5,717
                                ------------    ------------    ------------

LOSS FROM DISCONTINUED
 OPERATIONS                             --              --          (281,311)
                                ------------    ------------    ------------

NET LOSS                        $     (3,294)   $     (1,369)   $   (281,671)
                                ============    ============    ============


NET LOSS PER SHARE OF
 COMMON STOCK                   $      (0.00)   $      (0.00)
                                ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               36,898,333      36,888,333
                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                              Deficit
                                                                             Accumulated
                                                                Additional   During the
                                           Common Stock          Paid-in     Development
                                        Shares       Amount      Capital       Stage
                                      ----------   ----------   ----------   ----------
Inception, July 29, 1982                    --     $     --     $     --     $     --

Common stock issued for cash and
 services provided at
 $0.0156 per share                    11,325,000       11,325      165,663         --

Net loss from inception on
  July 9, 1982 through
  June 30, 1984                             --           --           --        (28,383)
                                      ----------   ----------   ----------   ----------

Balance, June 30, 1984                11,325,000       11,325      165,663      (28,383)

Common stock issued to
 officers for services provided
 at $0.005 per share                   1,675,000        1,675        6,700         --

Net loss for the year ended
 June 30, 1985                              --           --           --        (32,592)
                                      ----------   ----------   ----------   ----------

Balance, June 30, 1985                13,000,000       13,000      172,363      (60,975)

Net loss for the year ended
 June 30, 1986                              --           --           --        (32,318)
                                      ----------   ----------   ----------   ----------

Balance, June 30, 1986                13,000,000       13,000      172,363      (93,293)

Common stock issued to
 officers for services provided
 at $0.0037 per share                  5,398,333        5,398       14,364         --

Common stock issued to shareholders
 of Lance, Inc.
 pursuant to merger                   18,500,000       18,500         --           --

Net loss for the year ended
 June 30, 1987                              --           --           --        (43,016)
                                      ----------   ----------   ----------   ----------

Balance, June 30, 1987                36,898,333   $   36,898   $  186,727   $ (136,309)
                                      ----------   ----------   ----------   ----------


   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Deficit
                                                                     Accumulated
                                                        Additional   During the
                                    Common Stock         Paid-in     Development
                                Shares       Amount      Capital        Stage
                              ----------   ----------   ----------   ----------
Balance, June 30, 1987        36,898,333   $   36,898   $  186,727   $ (136,309)

Net loss for the year ended
  June 30, 1988                     --           --           --        (19,859)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1988        36,898,333       36,898      186,727     (156,168)

Contribution of capital             --           --         50,580         --

Net loss for the year ended
 June 30, 1989                      --           --           --       (118,237)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1989        36,898,333       36,898      237,307     (274,405)

Net loss for the year ended
  June 30, 1990                     --           --           --         (5,417)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1990        36,898,333       36,898      237,307     (279,822)

Net loss for the year ended
  June 30, 1991                     --           --           --           (100)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1991        36,898,333       36,898      237,307     (279,922)

Net loss for the year ended
  June 30, 1992                     --           --           --           (100)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1992        36,898,333       36,898      237,307     (280,022)

Net loss for the year ended
  June 30, 1993                     --           --           --           (100)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1993        36,898,333       36,898      237,307     (280,122)

Net loss for the year ended
  June 30, 1994                     --           --           --           (100)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1994        36,898,333   $   36,898   $  237,307   $ (280,222)
                              ----------   ----------   ----------   ----------


   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                      Deficit
                                                                     Accumulated
                                                        Additional   During the
                                   Common Stock           Paid-in    Development
                                Shares       Amount       Capital       Stage
                              ----------   ----------   ----------   ----------
Balance, June 30, 1994        36,898,333   $   36,898   $  237,307   $ (280,222)

Net loss for the year ended
  June 30, 1995                     --           --           --         (1,089)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1995        36,898,333       36,898      237,307     (281,311)

Net gain for the year ended
 June 30, 1996                      --           --           --          5,054
                              ----------   ----------   ----------   ----------

Balance, June 30, 1996        36,898,333       36,898      237,307     (276,257)

Net loss for the year ended
 June 30, 1997                      --           --           --           (255)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1997        36,898,333       36,898      237,307     (276,512)

Net loss for the year ended
 June 30, 1998                      --           --           --           (247)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1998        36,898,333       36,898      237,307     (276,759)

Net loss for the year ended
 June 30, 1999                      --           --           --           (249)
                              ----------   ----------   ----------   ----------

Balance, June 30, 1999        36,898,333       36,898      237,307     (277,008)

Net loss for the year ended
 June 30, 2000                      --           --           --         (1,369)
                              ----------   ----------   ----------   ----------

Balance, June 30, 2000        36,898,333       36,898      237,307     (278,377)

Net loss for the year ended
 June 30, 2001                      --           --           --         (3,294)
                              ----------   ----------   ----------   ----------

Balance,
 June 30, 2001                36,898,333   $   36,898   $  237,307   $ (281,671)
                              ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                             From
                                                                          Inception on
                                                          For the           July 9,
                                                        Years Ended       1982 Through
                                                          June 30,          June 30,
                                                     2001        2000         2001
                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                       $  (3,294)   $  (1,369)   $(281,671)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Common stock issued for services
      provided                                         --           --         52,625
     Gain on settlement of debt                        (400)        --         (5,717)
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable         (1,224)       1,224          400
     Increase (decrease) in taxes payable            (2,548)         145         --
     Increase (decrease) in judgment payable           --           --          5,317
                                                  ---------    ---------    ---------

       Net Cash (Used) by Operating Activities       (7,466)        --       (229,046)
                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                            --           --           --
                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Stock issued for cash                               --           --        171,000
   Related party loans                                7,466         --          7,466
   Contribution of capital                             --           --         50,580
                                                  ---------    ---------    ---------

       Net Cash Provided by Financing
        Activities                                    7,466         --        229,046
                                                  ---------    ---------    ---------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                           --           --           --

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                --           --           --
                                                  ---------    ---------    ---------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                 $    --      $    --      $    --
                                                  =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                From
                                                              Inception on
                                       For the                 July 29,
                                     Years Ended              1982 Through
                                       June 30,                June 30,
                                  2001           2000           2001
                                ---------     -----------     --------
CASH PAID FOR:

   Interest                     $      --     $        --     $   --
   Taxes                        $      --     $        --     $  2,548

NON-CASH FINANCING ACTIVITIES

   Common stock issued for
    services provided           $      --     $        --     $ 52,625

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 2001 and 2000


NOTE 1 -      ORGANIZATION AND HISTORY

              a. Organization

              The financial statements presented are those of Lance Systems, Inc. (the Company). The Company was incorporated under the laws of the State of Utah on July 29, 1982 as Strategic Recovery Corporation. On February 16, 1987, the Company merged with Lance, Inc., (a Utah Corporation), and changed its name to Lance Systems, Inc. The Company was organized for the purpose of acquiring investments.  However,  subsequent  to  the  merger,  the  Company changed its purpose from acquiring investments to creating, developing and selling micro computer software. The Company has ceased operations and is presently seeking new business opportunities believed to hold a potential for profit. The Company is considered a development stage company as defined in SFAS No. 7.

              b. Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

              c. Cash and Cash Equivalents

              Cash equivalents  include  short-term,  highly liquid  investments
              with   maturities   of  three  months  or  less  at  the  time  of
              acquisition.

              d. Basic Loss Per Share

              The computation of basic income loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                                                            June 30,
                                                                         ---------------------------------------
                                                                                 2001                   2000
                                                                         -----------------     -----------------
              Numerator - income (loss)                                  $          (3,294)    $          (1,369)
              Denominator - weighted average number of
                shares outstanding                                              36,898,333            36,898,333
                                                                         -----------------     -----------------

              Loss per share                                             $           (0.00)    $           (0.00)
                                                                         =================     =================

              e. Provision for Taxes

              At June 30, 2001, the Company had net operating loss carryforwards of approximately $58,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 2001 and 2000


NOTE 1 -      ORGANIZATION AND HISTORY (Continued)

              e. Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                               June 30,
                                                                            --------------------------------------
                                                                                    2001                 2000
                                                                            ------------------  ------------------
              Income tax benefit at statutory rate                          $            1,250  $              520
              Change in valuation allowance                                             (1,250)               (520)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================


              Deferred tax assets (liabilities) are comprised of the following:

                                                                                             June 30,
                                                                            --------------------------------------
                                                                                    2001                 2000
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $           22,040  $           20,790
              Change in valuation allowance                                            (22,040)            (20,790)
                                                                            ------------------  ------------------
                                                                            $                -  $           -
                                                                            ==================  ==================

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              f. Additional Accounting Policies

              Additional accounting policies will be adopted at such time as the Company commences planned principal operations.

              g. Use of Estimates

              The use of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 2001 and 2000


NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Its ability to continue as a going concern is dependent upon raising sufficient working capital. It is the intent of the Company to be acquired by an existing, operating company. Until an anticipated merger occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE 3 -      GAIN ON SETTLEMENT OF DEBT

              On February 27, 1990, a judgment was entered against the Company for non-payment of accounting services provided to the Company. The amount of the judgment was $5,317 and was accrued on the books of the Company accordingly. The abovementioned debt was forgiven as of June 30, 1996 and has been recorded as a gain on settlement of debt.

              During the year ended June 30, 2001, a payable of $400 was forgiven resulting in an additional gain on settlement of debt.

NOTE 4 -      RELATED PARTY TRANSACTIONS

              The Company's  president has paid  out-of-pocket  expenses through
              June  30,  2001   totaling   $7,466.   The  amount  is  unsecured,
              non-interest bearing and is due on demand.

Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

  None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters, and Control
Persons

  The executive officers and directors of the Company are as follows:

         Name, Age and Office

         Wallace Boyack, Director, President, and Chief Financial
         Officer.
         350 South 400 East, No. 105
         Salt Lake City, Utah 84111

         Thomas Harkness, Director and Secretary.
         40 South 600 East
         Salt Lake City, Utah 84102

         Jacki Bartholomew, Director
         350 South 400 East, No. 105
         Salt Lake City, Utah 84111

  The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

   Wallace T. Boyack, age 59, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate. Since 1981, Mr. Boyack has been an attorney in private practice as a lawyer. Mr. Boyack is an officer and a director of Tillman International, Inc., a company with public shareholders. Mr. Boyack holds more than ten per cent of the issued and outstanding shares of Global Web, Inc., a company which has a trading market for its shares of common equity.

   Thomas L. Harkness, age 57, was graduated from the University of Utah receiving a bachelor's degree in accounting in 1968. Mr Harkness is licensed as a certified public accountant. Since 1981 Mr. Harkness has been engaged in private practice as an accountant. Mr. Harkness is an officer and a director of Tillman International, Inc., a company with public shareholders.

   Jacki Bartholomew, age 40, graduated from the University of Phoenix in 1998 receiving a bachelor's degree in business management. For the past five years, Ms. Bartholomew has been employed as a product specialist and an account executive with companies providing software to the health care industry. Ms. Bartholomew also provides training and assistance to data processing personnel. Ms. Bartholomew is a director of Tillman International, Inc., a company with public shareholders.

  The president may be deemed a "promoter" of the Company as that term is defined in the Securities Act of 1933, as amended.

  All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not have any standing committees.

  None of the  officers  or  directors  of the  Company has during the past five
years,   been  involved  in  any  events  (such  as  petitions  in   bankruptcy,
receivership or insolvency, criminal convictions, or proceedings relating to securities violations).

Officer Remuneration

  As of June 30, 2001, we had no employment contracts with any officers or directors. No one was paid a salary and received compensation in any form of $60,000 or more in any year since operations began.

Officer and Director Compensation

  Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services. No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were timely filed.

Item 10. Executive Compensation

  During the year ended June 30, 2001, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to management during the year ended June 30, 2001.

  There are no arrangements for the compensation for services provided by the directors during the past calendar year.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners.
  The following table sets forth information, to the best of the Company's knowledge, as of June 30, 2001, with respect to each person known by the Company to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address         Amount and Nature of           Percent
of Beneficial Owner      Beneficial Ownership         Of Class(1)

Wallace Boyack                 21,893,360                 59
350 So. 400 East No.105
Salt Lake City, Utah 84111
                               21,893,360                 59

Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer own any shares of common equity. Accordingly all executive officers and directors as a group own 21,893,360 or 59% of the issued and outstanding shares.

  (1) Based on 36,898,333 shares of common stock outstanding as of June 30, 2001.

Item 12. Certain Relationships and Related Transactions.

  During year ended June 30, 2001, the Company's president advanced funds for the payment of corporate expenses.

Item. 13 EXHIBITS

No.     Description
3(i)    Articles of Incorporation                Previously filed
 (ii)   Bylaws                                   Previously filed

   We filed no reports on Form 8-K during the last quarter of fiscal year ended June 30, 2001.

                                   Signatures

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LANCE SYSTEMS, INC.

                            Date: September 27, 2001.


                            By: /s/ Wallace Boyack
                            ----------------------
                                    Wallace Boyack, President and
                                    Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                            By: /s/Wallace Boyack
                            ---------------------
                                   Wallace Boyack, President and Director
                                   Date: SEPTEMBER 27, 2001.


                            By: /s/Thomas L. Harkness
                            -------------------------
                                   Thomas L. Harkness, Secretary and Director
                                   Date: SEPTEMBER 27, 2001.