Form 10QSB
period 2001-09-30
LANCE SYSTEMS INC
filed 2001-11-02
CIK 1136424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2001

                         Commission File Number 0-32131

                               LANCE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        UTAH                                                87-0386790
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

350 South 400 East, No. 350
Salt Lake City, Utah 84111
(Address of principal executive offices)

Registrant's telephone number including area code:(801)532-6200.

Not Applicable
Former Address, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.         Yes x                     No
                                              -----                    ----


As of September 30, 2001, Registrant had 36,898,333 shares of common stock, par value of $.001 per share, issued and outstanding.

                                     PART I

ITEM I - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by Lance Systems, Inc. (the "Company", "Registrant", "we", "us", or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of our operations from July 1, 2001, through September 30, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      September 30, 2001 and June 30, 2001


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                          September 30,          June 30,
                                                                             2001                   2001
                                                                           ---------             ---------
                                                                         (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                               $    --               $    --
                                                                           ---------             ---------

     Total Current Assets                                                       --                    --
                                                                           ---------             ---------

     Total Assets                                                          $    --               $    --
                                                                           =========             =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                        $   2,500             $    --
   Accounts payable - related                                                  7,466                 7,466
                                                                           ---------             ---------

     Total Current Liabilities                                                 9,966                 7,466
                                                                           ---------             ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock Class A:  100,000,000 shares
    authorized at $0.001 par value, 36,898,333 shares
    issued and outstanding                                                    36,898                36,898
   Common stock Class B: 40,000,000 shares
    authorized at $0.001 par value, -0- shares issued
    and outstanding                                                             --                    --
   Additional paid-in capital                                                237,307               237,307
   Deficit accumulated during the development stage                         (284,171)             (281,671)
                                                                           ---------             ---------

     Total Stockholders' Equity (Deficit)                                     (9,966)               (7,466)
                                                                           ---------             ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $    --               $    --
                                                                           =========             =========


   The accompanying notes are an integral part of these financial statements.



                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                        From
                                                                                                    Inception on
                                                                  For the                              June 9,
                                                           Three Months Ended                       1982 Through
                                                              September 30,                         September 30,
                                               --------------------------------------
                                                      2001                      2000                     2001
                                               ------------------           ------------            ------------

REVENUES                                       $             --             $       --              $       --
                                               ------------------           ------------            ------------

EXPENSES                                                    2,500                   --                     8,577
                                               ------------------           ------------            ------------

LOSS FROM OPERATIONS                                       (2,500)                  --                    (8,577)
                                               ------------------           ------------            ------------

OTHER INCOME

   Gain on settlement of debt                                --                     --                     5,717
                                               ------------------           ------------            ------------

     Total Other Income                                      --                     --                     5,717
                                               ------------------           ------------            ------------

LOSS FROM DISCONTINUED
 OPERATIONS                                                  --                     --                  (281,311)
                                               ------------------           ------------            ------------

NET LOSS                                       $           (2,500)          $       --              $   (284,171)
                                               ==================           ============            ============

BASIC LOSS PER SHARE                           $            (0.00)          $      (0.00)           $       --
                                               ==================           ============            ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                    36,898,333             36,898,333                    --
                                               ==================           ============            ============


   The accompanying notes are an integral part of these financial statements.


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                            Deficit
                                                                                         Accumulated
                                                        Common Stock         Additional  During the
                                                 ------------------------     Paid-in    Development
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


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                             Deficit
                                                                                           Accumulated
                                                        Common Stock          Additional    During the
                                                    -----------------------    Paid-in     Development
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


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                             Deficit
                                                                                           Accumulated
                                                        Common Stock          Additional    During the
                                                    -----------------------    Paid-in      Development
                                                    Shares         Amount      Capital        Stage
                                                    ----------   ----------   ----------   ----------
Balance, June 30, 1994                              36,898,333   $   36,898   $  237,307   $ (280,222)

Net loss for the year ended
  June 30, 1995                                           --           --           --         (1,089)
                                                    ----------   ----------   ----------   ----------

Balance, June 30, 1995                              36,898,333       36,898      237,307     (281,311)

Net gain for the year ended
 June 30, 1996                                            --           --           --          5,054
                                                    ----------   ----------   ----------   ----------

Balance, June 30, 1996                              36,898,333       36,898      237,307     (276,257)

Net loss for the year ended
 June 30, 1997                                            --           --           --           (255)
                                                    ----------   ----------   ----------   ----------

Balance, June 30, 1997                              36,898,333       36,898      237,307     (276,512)

Net loss for the year ended
 June 30, 1998                                            --           --           --           (247)
                                                    ----------   ----------   ----------   ----------

Balance, June 30, 1998                              36,898,333       36,898      237,307     (276,759)

Net loss for the year ended
 June 30, 1999                                            --           --           --           (249)
                                                    ----------   ----------   ----------   ----------

Balance, June 30, 1999                              36,898,333       36,898      237,307     (277,008)

Net loss for the year ended
 June 30, 2000                                            --           --           --         (1,369)
                                                    ----------   ----------   ----------   ----------

Balance, June 30, 2000                              36,898,333       36,898      237,307     (278,377)

Net loss for the year ended
 June 30, 2001                                            --           --           --         (3,294)
                                                    ----------   ----------   ----------   ----------

Balance, June 30, 2001                              36,898,333       36,898      237,307     (281,671)

Net loss for the three months
 ended September 30, 2001
 (unaudited)                                              --           --           --         (2,500)
                                                    ----------   ----------   ----------   ----------

Balance, September 30, 2001
 (Unaudited)                                        36,898,333   $   36,898   $  237,307   $ (284,171)
                                                    ==========   ==========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                        From
                                                                                   For the         Inception on
                                                                            Three Months Ended         July 29,
                                                                               September 30,         1982 Through
                                                                           ---------------------    September 30,
                                                                             2001         2000          2001
                                                                           ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                               $   (2,500)  $    --      $(284,171)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Common stock issued for services
      provided                                                                  --          --         52,625
     Gain on settlement of debt                                                 --          --         (5,717)
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                                   2,500        --          2,900
     Increase (decrease) in taxes payable                                       --          --           --
     Increase (decrease) in judgment payable                                    --          --          5,317
                                                                           ---------    ---------    ---------

       Net Cash (Used) by Operating Activities                                  --          --       (229,046)
                                                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                            --          --           --
                                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Stock issued for cash                                                        --          --        171,000
   Related party loans                                                          --          --          7,466
   Contribution of capital                                                      --          --         50,580
                                                                           ---------    ---------    ---------

       Net Cash Provided by Financing Activities                                --          --        229,046
                                                                           ---------    ---------    ---------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                    --          --           --

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                                         --          --           --
                                                                           ---------    ---------    ---------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                         $     --     $    --      $    --
                                                                           =========    =========    =========


CASH PAID FOR:

   Interest                                                       $             --     $    --      $    --
   Taxes                                                          $             --     $    --      $   2,548

NON-CASH FINANCING ACTIVITIES

   Common stock issued for
    services provided                                             $             --     $    --      $  52,625



   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2001 and June 30, 2001


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for period ended September 30, 2001 is not necessarily indicative of the operating results for the full year.

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

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2001 and June 30, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Plant of Operation.
  We have not engaged in any material operations during the period ended September 30, 2001. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

  Our only foreseeable cash requirements during the next twelve month will relate to maintaining our status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities. We do not anticipate raising additional capital in the next twelve months. If additional funds are required, it is anticipated that management will advance such funds as loans to us. Any loan will not be on terms less favorable than we could obtain from a commercial lender.

Result of Operation.
  For the quarter ended September 30, 2001, we had no operations. We had no revenues and incurred $2,500 of expense and a net loss of $(2,500).

   This Report makes certain forward-looking statements. We advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our ability to determine all information about a business venture.

                                    Part II.

Item 1. Legal Proceedings.  None, not applicable.

Item 2. Changes in Securities. None, not applicable.

Item 3. Defaults upon Senior Securities. None, not applicable.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders. None, not applicable.

Item 5. Other Information. None, not applicable.

Item 6. Exhibits and Reports on Form 8-K.

         A. EXHIBITS
No.   Description
3(i) Articles of Incorporation-previously filed.
 (ii) Amendment to Articles of Incorporation - previously filed.
 (iii) Articles of Merger - previously filed.
 (iv) Bylaws-previously filed.

         B. Reports on Form 8-K.
        During the period we filed no reports on Form 8-K.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   November 1, 2001
     ---------------------

LANCE SYSTEMS, INC.


By /s/ Wallace Boyack
   ------------------
       President and Chief Executive Officer

By /s/ Wallace Boyack
   ------------------
       Chief Financial Officer
                                       11