Form 10QSB
period 2001-12-31
LANCE SYSTEMS INC
filed 2002-02-14
CIK 1136424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001

Commission File Number 0-32427

                               LANCE SYSTEMS, INC.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]


As of December 31, 2001, Registrant had 36,898,333 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001, and the results of our operations from July 1, 2001, through December 31, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       December 31, 2001 and June 30, 2001

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                       December 31,   June 30,
                                                           2001         2001
                                                        ---------    ---------
                                                       (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                            $    --      $    --
                                                        ---------    ---------

     Total Current Assets                                    --           --
                                                        ---------    ---------

     Total Assets                                       $    --      $    --
                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable - related                           $  10,820    $   7,466
                                                        ---------    ---------

     Total Current Liabilities                             10,820        7,466
                                                        ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock Class A:  100,000,000 shares
    authorized at $0.001 par value, 36,898,333 shares
    issued and outstanding                                 36,898       36,898
   Common stock Class B: 40,000,000 shares
    authorized at $0.001 par value, -0- shares issued
    and outstanding                                          --           --
   Additional paid-in capital                             237,307      237,307
   Deficit accumulated during the development stage      (285,025)    (281,671)
                                                        ---------    ---------

     Total Stockholders' Equity (Deficit)                 (10,820)      (7,466)
                                                        ---------    ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                        $    --      $    --
                                                        =========    =========


   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                       From
                                                                                                                   Inception on
                                                      For the                             For the                     June 9,
                                                Six Months Ended                   Three Months Ended              1982 Through
                                                     December 31,                        December 31,              December 31,
                                      ------------------------------------  -----------------------------------
                                              2001              2000                2001               2000               2001
                                      ----------------  ------------------  ------------------  ---------------    --------------
REVENUES                              $              -  $                -  $                -  $             -    $            -
                                      ----------------  ------------------  ------------------  ---------------    --------------

EXPENSES                                         3,354                   -                 854                -             9,431
                                      ----------------  ------------------  ------------------  ---------------    --------------

LOSS FROM OPERATIONS                            (3,354)                  -                (854)               -           (9,431)
                                      ----------------  ------------------  ------------------  ---------------    -------------

OTHER INCOME

   Gain on settlement of debt                        -                   -                   -                -             5,717
                                      ----------------  ------------------  ------------------  ---------------    --------------

     Total Other Income                              -                   -                   -                -             5,717
                                      ----------------  ------------------  ------------------  ---------------    --------------

LOSS FROM DISCONTINUED
 OPERATIONS                                          -                   -                   -                -         (281,311)
                                      ----------------  ------------------  ------------------  ---------------    -------------

NET LOSS                              $         (3,354) $                -  $             (854) $             -    $    (285,025)
                                      ================  ==================  ==================  ===============    =============

BASIC LOSS PER SHARE                  $          (0.00) $            (0.00) $            (0.00) $         (0.00)   $            -
                                      ================  ==================  ==================  ===============    ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                36,898,333          36,898,333          36,898,333       36,898,333
                                      ================  ==================  ==================  ===============

   The accompanying notes are an integral part of these financial statements.

                                                        LANCE SYSTEMS, INC.
                                                   (A Development Stage Company)
                                            Statements of Stockholders' Equity (Deficit)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                          Additional       During the
                                                            Common Stock                    Paid-in        Development
                                                     Shares             Amount              Capital            Stage
                                             ------------------  ------------------  ------------------  -----------------

Inception, July 29, 1982                                      -  $                -  $                -  $               -

Common stock issued for cash
 and services provided at
 $0.0156 per share                                   11,325,000              11,325             165,663                  -

Net loss from inception on
  July 9, 1982 through
  June 30, 1984                                               -                   -                   -            (28,383)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1984                               11,325,000              11,325             165,663            (28,383)

Common stock issued to
 officers for services provided
 at $0.005 per share                                  1,675,000               1,675               6,700                  -

Net loss for the year ended
 June 30, 1985                                                -                   -                   -            (32,592)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1985                               13,000,000              13,000             172,363            (60,975)

Net loss for the year ended
 June 30, 1986                                                -                   -                   -            (32,318)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1986                               13,000,000              13,000             172,363            (93,293)

Common stock issued to
 officers for services provided
 at $0.0037 per share                                 5,398,333               5,398              14,364                  -

Common stock issued to
 shareholders of Lance, Inc.
 pursuant to merger                                  18,500,000              18,500                   -                  -

Net loss for the year ended
 June 30, 1987                                                -                   -                   -            (43,016)
                                             ------------------  ------------------  ------------------ ------------------

Balance, June 30, 1987                               36,898,333  $           36,898  $          186,727  $        (136,309)
                                             ------------------  ------------------  ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                                                         LANCE SYSTEMS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                          Additional         During the
                                                            Common Stock                    Paid-in          Development
                                                     Shares             Amount              Capital              Stage
                                             ------------------  ------------------  ------------------  -----------------
Balance, June 30, 1987                               36,898,333  $           36,898  $          186,727  $        (136,309)

Net loss for the year ended
  June 30, 1988                                               -                   -                   -            (19,859)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1988                               36,898,333              36,898             186,727           (156,168)

Contribution of capital                                       -                   -              50,580                   -

Net loss for the year ended
 June 30, 1989                                                -                   -                   -           (118,237)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1989                               36,898,333              36,898             237,307           (274,405)

Net loss for the year ended
  June 30, 1990                                               -                   -                   -             (5,417)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1990                               36,898,333              36,898             237,307           (279,822)

Net loss for the year ended
  June 30, 1991                                               -                   -                   -               (100)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1991                               36,898,333              36,898             237,307           (279,922)

Net loss for the year ended
  June 30, 1992                                               -                   -                   -               (100)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1992                               36,898,333              36,898             237,307           (280,022)

Net loss for the year ended
  June 30, 1993                                               -                   -                   -               (100)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1993                               36,898,333              36,898             237,307           (280,122)

Net loss for the year ended
  June 30, 1994                                               -                   -                   -               (100)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1994                               36,898,333  $           36,898  $          237,307  $        (280,222)
                                             ------------------  ------------------  ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                                                         LANCE SYSTEMS, INC.
                                                    (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                          Additional         During the
                                                            Common Stock                    Paid-in          Development
                                                     Shares             Amount              Capital              Stage
                                             ------------------  ------------------  ------------------  -----------------
Balance, June 30, 1994                               36,898,333  $           36,898  $          237,307  $        (280,222)

Net loss for the year ended
  June 30, 1995                                               -                   -                   -             (1,089)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1995                               36,898,333              36,898             237,307           (281,311)

Net gain for the year ended
 June 30, 1996                                                -                   -                   -              5,054
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1996                               36,898,333              36,898             237,307           (276,257)

Net loss for the year ended
 June 30, 1997                                                -                   -                   -               (255)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1997                               36,898,333              36,898             237,307           (276,512)

Net loss for the year ended
 June 30, 1998                                                -                   -                   -               (247)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1998                               36,898,333              36,898             237,307           (276,759)

Net loss for the year ended
 June 30, 1999                                                -                   -                   -               (249)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 1999                               36,898,333              36,898             237,307           (277,008)

Net loss for the year ended
 June 30, 2000                                                -                   -                   -             (1,369)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 2000                               36,898,333              36,898             237,307           (278,377)

Net loss for the year ended
 June 30, 2001                                                -                   -                   -             (3,294)
                                             ------------------  ------------------  ------------------  -----------------

Balance, June 30, 2001                               36,898,333              36,898             237,307           (281,671)

Net loss for the six months
 ended December 31, 2001
 (unaudited)                                                  -                   -                   -             (3,354)
                                             ------------------  ------------------  ------------------  -----------------

Balance, December 31, 2001
 (Unaudited)                                         36,898,333  $           36,898  $          237,307  $        (285,025)
                                             ==================  ==================  ==================  =================

   The accompanying notes are an integral part of these financial statements.

                                                        LANCE SYSTEMS, INC.
                                                   (A Development Stage Company)
                                                      Statements of Cash Flows
                                                            (Unaudited)

                                                                                                        From
                                                                                                    Inception on
                                                                      For the                         July 29,
                                                                  Six Months Ended                  1982 Through
                                                                     December 31,                   December 31,
                                                               2001                2000                  2001
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                             $           (3,354) $                -  $         (285,025)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Common stock issued for services
      provided                                                           -                   -              52,625
     Gain on settlement of debt                                          -                   -              (5,717)
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                         3,354                   -               3,754

     Increase (decrease) in taxes payable                                -                   -                   -
     Increase (decrease) in judgment payable                             -                   -               5,317
                                                        ------------------  ------------------  ------------------

       Net Cash (Used) by Operating Activities                           -                   -            (229,046)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                     -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Stock issued for cash                                                 -                   -             171,000
   Related party loans                                                   -                   -               7,466
   Contribution of capital                                               -                   -              50,580
                                                        ------------------  ------------------  ------------------

       Net Cash Provided by Financing Activities                         -                   -             229,046
                                                        ------------------  ------------------  ------------------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                                             -                   -                   -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                                  -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                       $                -  $                -  $                -
                                                        ==================  ==================  ==================


CASH PAID FOR:

   Interest                                             $                -  $                -  $                -
   Taxes                                                $                -  $                -  $            2,548

NON-CASH FINANCING ACTIVITIES

   Common stock issued for
    services provided                                   $                -  $                -  $           52,625

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       December 31, 2001 and June 30, 2001


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for period ended December 31, 2001 is not necessarily indicative of the operating results for the full year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plant of Operation.

         We have not engaged in any material operations during the period ended December 31, 2001. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Result of Operation.

         For the quarter ended December 31, 2001, we had no operations. We had no revenues and incurred $3,354 of expense and a net loss of $(3,354).

         For the six month period commencing on July 1, 2001, and ending on December 31, 2001, we had no operations we had no revenues and incurred expenses of $3,354 of expense and a net loss of ($3,354). For the three month period ending December 31, 2001, we had no revenues and incurred expenses of $854 and a net loss of ($854). For the same periods a year earlier we had no revenues, expenses or losses.

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

Item 4.  Matters Submitted to a Vote of the Company's Shareholders.

         None, not applicable.

Item 5.  Other Information.

         None, not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         A. EXHIBITS

         No.     Description
         ---     -----------
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

Date   February 12, 2002

LANCE SYSTEMS, INC.


By /s/ Wallace Boyack
---------------------
       Wallace Boyack
       President and Chief Executive Officer

By /s/ Wallace Boyack
---------------------
       Wallace Boyack
       Chief Financial Officer