Form 10QSB
period 2001-03-31
LANCE SYSTEMS INC
filed 2002-02-15
CIK 1136424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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


As of March 31, 2001, Registrant had 36,898,333 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of our operations from July 1, 2000, through March 31, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        March 31, 2001 and June 30, 2000

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                                                                 March 31,          June 30,
                                                                                   2001                2000
                                                                            ------------------  ------------------
                                                                              (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                $                -  $                -
                                                                            ------------------  ------------------

     Total Current Assets                                                                    -                   -
                                                                            ------------------  ------------------

     Total Assets                                                           $                -  $                -
                                                                            ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                         $            1,082  $            1,624
   Taxes payable                                                                             -               2,548
   Accounts payable - related                                                            5,272                   -
                                                                            ------------------  ------------------

     Total Current Liabilities                                                           6,354               4,172
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock Class A:  100,000,000 shares
    authorized at $0.001 par value, 36,898,333 shares
    issued and outstanding                                                              36,898              36,898
   Common stock Class B: 40,000,000 shares
    authorized at $0.001 par value, -0- shares issued
    and outstanding                                                                          -                   -
   Additional paid-in capital                                                          237,307             237,307
   Deficit accumulated during the development stage                                   (280,559)           (278,377)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                               (6,354)             (4,172)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                            $                -  $                -
                                                                            ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                                        LANCE SYSTEMS, INC.
                                                   (A Development Stage Company)
                                                      Statements of Operations
                                                            (Unaudited)

                                                                                                                        From
                                                                                                                     Inception on
                                                  For the                                For the                     July 9,
                                               Nine Months Ended                   Three Months Ended                1982 Through
                                                  March 31,                              March 31,                    March 31,
                                          2001                2000                2001                2000              2001
                                    -----------------  ------------------  ------------------  -----------------   -----------------
REVENUES                            $               -  $                -  $                -  $               -   $               -
                                    -----------------  ------------------  ------------------  -----------------   -----------------

EXPENSES                                        2,182                   -               1,500                  -              4,565
                                    -----------------  ------------------  ------------------  -----------------   ----------------

LOSS FROM OPERATIONS                           (2,182)                  -              (1,500)                 -             (4,565)
                                    -----------------  ------------------  ------------------  ------------------- ----------------

OTHER INCOME

   Gain on settlement of debt                       -                   -                   -                  -              5,317
                                    -----------------  ------------------  ------------------  -----------------   ----------------

     Total Other Income                             -                   -                   -                  -              5,317
                                    -----------------  ------------------  ------------------  -----------------   ----------------

LOSS FROM DISCONTINUED
 OPERATIONS                                         -                   -                   -                  -           (281,311)
                                    -----------------  ------------------  ------------------  -----------------   ----------------

NET LOSS                            $          (2,182) $                -  $           (1,500) $               -   $       (280,559)
                                    =================  ==================  ==================  =================   ================

BASIC LOSS PER SHARE                $           (0.00) $            (0.00) $            (0.00) $           (0.00)  $              -
                                    =================  ==================  ==================  =================   ================

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                                36,898,333          36,898,333          36,898,333         36,898,333
                                    =================  ==================  ==================  =================

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                Additional         During the
                                                    Common Stock                  Paid-in          Development
                                             Shares            Amount             Capital              Stage
                                     -----------------  ------------------  ------------------  ------------------
Inception, July 29, 1982                             -  $                -  $                -  $                -

Common stock issued for cash
 and services provided at
 $0.0156 per share                          11,325,000              11,325             165,663                   -

Net loss from inception on
  July 9, 1982 through
  June 30, 1984                                      -                   -                   -             (28,383)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1984                      11,325,000              11,325             165,663             (28,383)

Common stock issued to
 officers for services provided
 at $0.005 per share                         1,675,000               1,675               6,700                   -

Net loss for the year ended
 June 30, 1985                                       -                   -                   -             (32,592)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1985                      13,000,000              13,000             172,363             (60,975)

Net loss for the year ended
 June 30, 1986                                       -                   -                   -             (32,318)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1986                      13,000,000              13,000             172,363             (93,293)

Common stock issued to
 officers for services provided
 at $0.0037 per share                        5,398,333               5,398              14,364                   -

Common stock issued to shareholders
 of Lance, Inc. pursuant to merger          18,500,000              18,500                   -                   -

Net loss for the year ended
 June 30, 1987                                       -                   -                   -             (43,016)
                                     -----------------  ------------------  ------------------ -------------------

Balance, June 30, 1987                      36,898,333  $           36,898  $          186,727  $         (136,309)
                                     -----------------  ------------------  ------------------  ------------------

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                               Additional         During the
                                                  Common Stock                   Paid-in          Development
                                           Shares            Amount              Capital              Stage
                                     -----------------  ------------------  ------------------  ------------------
Balance, June 30, 1987                      36,898,333  $           36,898  $          186,727  $         (136,309)

Net loss for the year ended
  June 30, 1988                                      -                   -                   -             (19,859)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1988                      36,898,333              36,898             186,727            (156,168)

Contribution of capital                              -                   -              50,580                    -

Net loss for the year ended
 June 30, 1989                                       -                   -                   -            (118,237)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1989                      36,898,333              36,898             237,307            (274,405)

Net loss for the year ended
  June 30, 1990                                      -                   -                   -              (5,417)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1990                      36,898,333              36,898             237,307            (279,822)

Net loss for the year ended
  June 30, 1991                                      -                   -                   -                (100)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1991                      36,898,333              36,898             237,307            (279,922)

Net loss for the year ended
  June 30, 1992                                      -                   -                   -                (100)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1992                      36,898,333              36,898             237,307            (280,022)

Net loss for the year ended
  June 30, 1993                                      -                   -                   -                (100)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1993                      36,898,333              36,898             237,307            (280,122)

Net loss for the year ended
  June 30, 1994                                      -                   -                   -                (100)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1994                      36,898,333  $           36,898  $          237,307  $         (280,222)
                                     -----------------  ------------------  ------------------  ------------------

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                 Additional       During the
                                                 Common Stock                    Paid-in          Development
                                           Shares             Amount             Capital              Stage
                                     -----------------  ------------------  ------------------  ------------------
Balance, June 30, 1994                      36,898,333  $           36,898  $          237,307  $         (280,222)

Net loss for the year ended
  June 30, 1995                                      -                   -                   -              (1,089)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1995                      36,898,333              36,898             237,307            (281,311)

Net gain for the year ended
 June 30, 1996                                       -                   -                   -               5,054
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1996                      36,898,333              36,898             237,307            (276,257)

Net loss for the year ended
 June 30, 1997                                       -                   -                   -                (255)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1997                      36,898,333              36,898             237,307            (276,512)

Net loss for the year ended
 June 30, 1998                                       -                   -                   -                (247)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1998                      36,898,333              36,898             237,307            (276,759)

Net loss for the year ended
 June 30, 1999                                       -                   -                   -                (249)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 1999                      36,898,333              36,898             237,307            (277,008)

Net loss for the year ended
 June 30, 2000                                       -                   -                   -              (1,369)
                                     -----------------  ------------------  ------------------  ------------------

Balance, June 30, 2000                      36,898,333              36,898             237,307            (278,377)

Net loss for the nine months
 ended March 31, 2001
 (unaudited)                                         -                   -                   -              (2,182)
                                     -----------------  ------------------  ------------------  ------------------

Balance, March 31, 2001
 (Unaudited)                                36,898,333  $           36,898  $          237,307  $         (280,559)
                                     =================  ==================  ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      From
                                                                                                  Inception on
                                                                      For the                       July 29,
                                                                 Nine Months Ended                1982 Through
                                                                      March 31,                     March 31,
                                                                2001              2000                 2001
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                             $           (2,182) $                -  $         (280,559)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Common stock issued for services
      provided                                                           -                   -             205,125
     Contribution of capital                                             -                   -              69,080
     Gain on settlement of debt                                          -                   -              (5,317)
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                          (542)                  -               1,082
     Increase (decrease) in accounts
       payable - related party                                       5,272                   -               5,272
     Increase (decrease) in taxes payable                           (2,548)                  -                   -
     Increase (decrease) in judgment payable                             -                   -               5,317
                                                        ------------------  ------------------  ------------------

       Net Cash (Used) by Operating Activities                           -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                     -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Stock issued for cash                                                 -                   -                   -
   Related party loans                                                   -                   -                   -
   Contribution of capital                                               -                   -                   -
                                                        ------------------  ------------------  ------------------

       Net Cash Provided by Financing Activities                         -                   -                   -
                                                        ------------------  ------------------  ------------------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                                             -                   -                   -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                                  -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                       $                -  $                -  $                -
                                                        ==================  ==================  ==================

CASH PAID FOR:

   Interest                                             $                -  $                -  $                -
   Taxes                                                $            2,548  $                -  $            2,548

NON-CASH FINANCING ACTIVITIES

   Common stock issued for
    services provided                                   $                -  $                -  $          205,125

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        March 31, 2001 and June 30, 2000


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for period ended March 31, 2001 is not necessarily indicative of the operating results for the full year.

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

Results of Operations.

         For the quarter and the nine month period ended March 31, 2001, we had no operations.

         For the nine month period commencing on July 1, 2000, and ending on March 31, 2001, we had no revenues and incurred expenses of $2,181 of expense and a net loss of ($2,182). For the three month period ending December 31, 2001, we had no revenues and incurred expenses of $854 and a net loss of ($854). For the same periods a year earlier we had no revenues, expenses nor losses.

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

Date   February 15, 2002

LANCE SYSTEMS, INC.


By: /s/ Wallace Boyack
----------------------
        Wallace Boyack
President and Chief Executive Officer

By: /s/ Wallace Boyack
----------------------
        Wallace Boyack
        Chief Financial Officer