Form 10QSB
period 2002-03-31
LANCE SYSTEMS INC
filed 2002-05-14
CIK 1136424

FORM 10-QSB
                                  -----------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission File Number 0-32427

                               LANCE SYSTEMS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        UTAH                                          87-0386790
-------------------------------                   -------------------
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


As of March 31, 2002, Registrant had 36,898,333 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of our operations from July 1, 2001, through March 31, 2002. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                        March 31, 2002 and June 30, 2001


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                  March 31,     June 30,
                                                                    2002          2001
                                                                  ---------    ---------
                                                                 (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                      $    --      $    --
                                                                  ---------    ---------
     Total Current Assets                                              --           --
                                                                  ---------    ---------
     Total Assets                                                 $    --      $    --
                                                                  =========    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                               $   1,084    $    --
   Accounts payable - related party                                  11,161        7,466
                                                                  ---------    ---------
     Total Current Liabilities                                       12,245        7,466
                                                                  ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock Class A:  100,000,000 shares
    authorized at $0.001 par value, 36,898,333 shares
    issued and outstanding                                           36,898       36,898
   Common stock Class B: 40,000,000 shares
    authorized at $0.001 par value, -0- shares issued
    and outstanding                                                    --           --
   Additional paid-in capital                                       237,307      237,307
   Deficit accumulated during the development stage                (286,450)    (281,671)
                                                                  ---------    ---------
     Total Stockholders' Equity (Deficit)                           (12,245)      (7,466)
                                                                  ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                  $    --      $    --
                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                   From
                                                                                                Inception on
                                                                                                  June 9,
                                             For the                   For the                     1982
                                        Nine Months Ended          Three Months Ended             Through
                                           March 31,                     March 31,               March 31,
                                    2002             2001           2002           2001             2002
                                ------------    ------------    ------------    ------------    ------------
REVENUES                        $       --      $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------    ------------
EXPENSES                               4,779           2,182           1,425           1,500          10,856
                                ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                  (4,779)         (2,182)         (1,425)         (1,500)        (10,856)
                                ------------    ------------    ------------    ------------    ------------
OTHER INCOME
   Gain on settlement of debt           --              --              --              --             5,717
                                ------------    ------------    ------------    ------------    ------------
     Total Other Income                 --              --              --              --             5,717
                                ------------    ------------    ------------    ------------    ------------
LOSS FROM DISCONTINUED
 OPERATIONS                             --              --              --              --          (281,311)
                                ------------    ------------    ------------    ------------    ------------
NET LOSS                        $     (4,779)   $     (2,182)   $     (1,425)   $     (1,500)   $   (286,450)
                                ============    ============    ============    ============    ============

BASIC LOSS PER SHARE            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)   $       --
                                ============    ============    ============    ============    ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                      36,898,333      36,898,333      36,898,333      36,898,333            --
                                ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                            Deficit
                                                                                           Accumulated
                                                                                             During
                                                                               Additional      the
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

   The accompanying notes are an integral part of these financial statements.
                                      F-4

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                      Deficit
                                                                    Accumulated
                                                                      During
                                                         Additional     the
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

                                                                      Deficit
                                                                    Accumulated
                                                                      During
                                                         Additional     the
                                     Common Stock        Paid-in    Development
                                 Shares      Amount      Capital       Stage
                               ----------   ----------   ----------  ----------
Balance, June 30, 1994         36,898,333   $   36,898   $  237,307  $ (280,222)

Net loss for the year ended
  June 30, 1995                      --           --           --        (1,089)
                               ----------   ----------   ----------  ----------

Balance, June 30, 1995         36,898,333       36,898      237,307    (281,311)

Net gain for the year ended
 June 30, 1996                       --           --           --         5,054
                               ----------   ----------   ----------  ----------

Balance, June 30, 1996         36,898,333       36,898      237,307    (276,257)

Net loss for the year ended
 June 30, 1997                       --           --           --          (255)
                               ----------   ----------   ----------  ----------

Balance, June 30, 1997         36,898,333       36,898      237,307    (276,512)

Net loss for the year ended
 June 30, 1998                       --           --           --          (247)
                               ----------   ----------   ----------  ----------

Balance, June 30, 1998         36,898,333       36,898      237,307    (276,759)

Net loss for the year ended
 June 30, 1999                       --           --           --          (249)
                               ----------   ----------   ----------  ----------

Balance, June 30, 1999         36,898,333       36,898      237,307    (277,008)

Net loss for the year ended
 June 30, 2000                       --           --           --        (1,369)
                               ----------   ----------   ----------  ----------

Balance, June 30, 2000         36,898,333       36,898      237,307    (278,377)

Net loss for the year ended
 June 30, 2001                       --           --           --        (3,294)
                               ----------   ----------   ----------  ----------

Balance, June 30, 2001         36,898,333       36,898      237,307    (281,671)

Net loss for the nine months
 ended March 31, 2002
 (unaudited)                         --           --           --        (4,779)
                               ----------   ----------   ----------  ----------

Balance, March 31, 2002
 (Unaudited)                   36,898,333   $   36,898   $  237,307  $ (286,450)
                               ==========   ==========   ==========  ==========

   The accompanying notes are an integral part of these financial statements.


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                             From
                                                                          Inception on
                                                         For the            July 29,
                                                    Nine Months Ended     1982 Through
                                                        March 31,           March 31,
                                                    2002        2001          2002
                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $  (4,779)  $  (2,182)   $(286,450)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Common stock issued for services provided          --          --         52,625
     Gain on settlement of debt                         --          --         (5,717)
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable           4,438        (542)       4,838
     Increase (decrease) in accounts payable
      - related party                                    341       5,272          341
     Increase (decrease) in taxes payable               --        (2,548)        --
     Increase (decrease) in judgment payable            --          --          5,317
                                                  ---------    ---------    ---------
       Net Cash (Used) by Operating Activities          --          --       (229,046)
                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                    --          --           --
                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Stock issued for cash                                --          --        171,000
   Related party loans                                  --          --          7,466
   Contribution of capital                              --          --         50,580
                                                  ---------    ---------    ---------
       Net Cash Provided by Financing Activities        --          --        229,046
                                                  ---------    ---------    ---------
INCREASE IN CASH AND CASH
 EQUIVALENTS                                            --          --           --
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                 --          --           --
                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                  $    --     $    --      $    --
                                                  =========    =========    =========

   The accompanying notes are an integral part of these financial statements.


                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                             From
                                                                          Inception on
                                                         For the            July 29,
                                                    Nine Months Ended     1982 Through
                                                        March 31,           March 31,
                                                    2002        2001          2002
                                                  ---------    ---------    ---------
CASH PAID FOR:
   Interest                                        $    --     $    --      $    --
   Taxes                                           $    --     $   2,548    $   2,548

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services provided       $    --     $    --      $  52,625

   The accompanying notes are an integral part of these financial statements.

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for period ended March 31, 2002 is not necessarily indicative of the operating results for the full year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.
  We have not engaged in any material operations during the period ended March 31, 2002. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Results of Operations.

  For the quarters ended March 31, 2001, and 2002, we had no operations.

  For the nine month period commencing on July 1, 2001, and ending on March 31, 2002, we had no revenues and incurred expenses of $4,779 and a net loss of ($4,779) compared to expenses of $2,181 and a net loss of ($2,182)for the same period a year earlier. For the three month period ending March 31, 2002, we had no revenues and incurred expenses of $1,425 and a net loss of ($1,425) compared to expenses of $1,500 and a net loss of ($1,500) for the same period a year earlier.

   This Report makes certain forward-looking statements. We advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our gather and assimilate information about a business venture.

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

Date   May 10, 2002
     -----------------

LANCE SYSTEMS, INC.

By /s/ Wallace Boyack
   ------------------
       Wallace Boyack
       Chief Financial Officer

President and Chief Executive Officer

By /s/ Wallace Boyack
   ------------------
       Wallace Boyack
       Chief Financial Officer