Form 10KSB
period 2002-06-30
LANCE SYSTEMS INC
filed 2002-09-30
CIK 1136424

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

Check whether the issuer (1) filed all reports required to be filed by
Section
13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____ No     X   .

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2002, was nil.
Issuer involved in bankruptcy proceedings during past five years. N/A.
The number of shares issued and outstanding as of June 30, 2001, was common stock, 36,898,333.

DOCUMENTS INCORPORATED BY REFERENCE:  Any documents incorporated by reference
in this report is stated in Item 13 of this report.
Transitional Small Business Disclosure Format.  Yes ___ No   X
PART I

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

  We voluntarily filed a registration statement on Form 10-SB to make information about us more readily available to the public. We made application for listing and are now listed on the OTCEBB sponsored by the National Association of Securities Dealers, Inc. The NASD has proposed the creation of a new exchange called the BBX that would become operational. Once the BBX is in operation the OTCEBB will be phased out over a six month period. Management believes that being a reporting company under the Exchange Act and being listed on the OTCEBB will enhance efforts to acquire or merge with an operating business. In our present form we will not be eligible for listing on the new exchange.

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

Process of Evaluation

  Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed. This determination will be based on management's knowledge and experience, in evaluating the preliminary information available. Management may also engage others to assist in the analysis of the business opportunities. Because we lack resources, it is unlikely we will have funds for a complete and exhaustive investigation and evaluation. It is unlikely that we will receive a fairness opinion regarding any business acquisition or opportunity.

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

    Any trading of our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the "pink sheets" provided by the National Quotations Bureau. Section 15g-2 of the regulations under the Securities Exchange Act of 1934 requires broker-dealers transacting trades in a penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor's account. Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition our shares of common stock may still be deemed to be a penny stock.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   We have not submitted any matters to a vote of equity holders.
Part II.
Item 5. Market for Common Equity and Related Stock Matters.

  We have no public trading market for our shares of common equity. During the period covered by this report we made no sale or other disposition of its shares of common stock. We have approximately 370 shareholders of record.

  Our shares may be traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. The trading symbol is "LAST". A listing on the OTC Electronic Bulletin Board permits price quotations for the our shares to be published by such service and any trades that may occur. Our shares are listed the share prices may be volatile and subject to broad price movements.

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

Plan of Operation

  During the twelve months we will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Generally management will follow the procedures discussed in Item 1 above. Because we have no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If we determine to employ outside advisers or consultants in our search for business opportunities, we may have to attempt to raise additional funds. As of this date the Company has no plans to engage outside advisers or consultants or to attempt to raise additional capital. If the Company seeks to raise capital, most likely it would attempt a private placement of its securities. Because of the Company's current status, a public sale of securities or borrowing from commercial sources are unlikely. As of June 30, 2001, we had no current assets and current liabilities of $7,466.

  For the year ended June 30, 2002, there were no revenues and expenses were $6,698 with a net loss of $(6,698) and for the fiscal year ended June 30, 2001, expenses were $3,694 with a net loss of $(3,294) and we had no revenues. As of June 30, 2002, we had no assets and total liabilities of $14,164.

Recent Accounting Pronouncements

   During the year ended June 30, 2002, we adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement 125). FASB Statement No. 141, "Business Combinations," FASB Statement No. 142 "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on our financial statements was not significant.

Inflation

  In the opinion of management, inflation has not had a material effect on our operations.

Item 7. Financial Statements.

  Financial statements for the years ended June 2002 and 2001.

                                   LANCE SYSTEMS, INC.
                             (A Development Stage Company)
                                  FINANCIAL STATEMENTS
                                      June 30, 2002

C O N T E N T S


Independent Auditors' Report                                         FS3

Balance Sheet                                                        FS4

Statements of Operations                                             FS5

Statements of Stockholders' Equity (Deficit)                         FS6

Statements of Cash Flows                                             FS10

Notes to the Financial Statements                                    FS12

                                   Letterhead
                          INDEPENDENT AUDITORS' REPORT
The Board of Directors
Lance Systems, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Lance Systems, Inc. (a development stage company) as of June 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended
June 30, 2002 and 2001 and from inception on July 29, 1982 through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lance Systems, Inc. (a development stage company) as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and from inception on July 29, 1982 through June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


Signature

HJ & Associates, LLC
Salt Lake City, Utah
August 28, 2002

                                    LANCE SYSTEMS, INC.
                              (A Development Stage Company)
                                      Balance Sheet

                                         ASSETS

                                                  June 30, 2002

CURRENT ASSETS
Cash                                                  $     -

Total Current Assets                                        -

TOTAL ASSETS                                          $     -

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                      $    300

Due to related party (Note 4)                           12,848

Accrued interest- related party (Note4)                  1,016

Total Current Liabilities                               14,164


STOCKHOLDERS' EQUITY (DEFICIT)

Common stock class A: 100,000,000 shares authorized
of $0.001 par value, 36,898,333 shares issued and
outstanding                                             36,898
Common stock class B: 40,000,000 shares authorized
of $0.001 par value, 0 shares issued and outstanding        -
Additional paid-in capital                             237,307
Deficit accumulated during the development stage      (288,369)

Total Stockholders' Equity (Deficit)                   (14,164)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $     -





The accompanying notes are an integral part of these financial statements.

                                  FS4

                                 LANCE SYSTEMS, INC.
                           (A Development Stage Company)
                              Statements of Operations


                                                           From
                                                        Inception on
                                    For the               July 29,
                                  Years Ended           1982 Through
                                    June 30,              June 30,
                                2002        2001            2002

REVENUES                     $     -       $     -        $       -

EXPENSES                        5,682         3,694           11,759

LOSS FROM OPERATIONS           (5,682)       (3,694)         (11,759)

OTHER INCOME (EXPENSE)

Interest expense               (1,016)           -            (1,016)
Gain on settlement of debt         -            400            5,717

Total Other Income (Expense)   (1,016)          400            4,701

LOSS FROM DISCONTINUED
 OPERATIONS                        -             -          (281,311)

NET LOSS                     $ (6,698)     $ (3,294)      $ (288,369)

NET LOSS PER SHARE OF
 COMMON STOCK                $  (0.00)     $  (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        36,898,333    36,898,333







The accompanying notes are an integral part of these financial statements.

                                     FS5

                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                     Additional    During the
                                 Common Stock         Paid-in      Development
                               Shares     Amount      Capital         Stage

Inception, July 29, 1982           -     $     -     $      -        $      -

Common stock issued for cash
 and services provided at
 $0.0156 per share          11,325,000     11,325      165,663              -

Net loss from inception on
  July 9, 1982 through
  June 30, 1984                    -           -            -          (28,383)

Balance, June 30, 1984      11,325,000     11,325      165,663         (28,383)

Common stock issued to
 officers for services provided
 at $0.005 per share         1,675,000      1,675        6,700              -

Net loss for the year ended
 June 30, 1985                     -           -            -          (32,592)

Balance, June 30, 1985      13,000,000     13,000      172,363         (60,975)

Net loss for the year ended
 June 30, 1986                     -           -            -          (32,318)

Balance, June 30, 1986      13,000,000     13,000      172,363         (93,293)

Common stock issued to
 officers for services provided
 at $0.0037 per share        5,398,333      5,398       14,364              -

Common stock issued to
 shareholders of Lance, Inc.
 pursuant to merger         18,500,000     18,500           -               -

Net loss for the year ended
 June 30, 1987                     -           -            -          (43,016)

Balance, June 30, 1987      36,898,333   $ 36,898    $ 186,727      $ (136,309)

                                   LANCE SYSTEMS, INC.
                             (A Development Stage Company)
                       Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                   Accumulated
                                                     Additional    During the
                                 Common Stock         Paid-in      Development
                               Shares     Amount      Capital         Stage

Balance, June 30, 1987      36,898,333   $ 36,898    $ 186,727      $ (136,309)

Net loss for the year ended
  June 30, 1988                    -           -            -          (19,859)

Balance, June 30, 1988      36,898,333     36,898      186,727        (156,168)

Contribution of capital            -           -        50,580              -

Net loss for the year ended
 June 30, 1989                     -           -            -         (118,237)

Balance, June 30, 1989      36,898,333     36,898      237,307        (274,405)

Net loss for the year ended
  June 30, 1990                    -           -            -           (5,417)

Balance, June 30, 1990      36,898,333     36,898      237,307        (279,822)

Net loss for the year ended
  June 30, 1991                    -           -            -             (100)

Balance, June 30, 1991      36,898,333     36,898      237,307        (279,922)

Net loss for the year ended
  June 30, 1992                    -           -            -             (100)

Balance, June 30, 1992      36,898,333     36,898      237,307        (280,022)

Net loss for the year ended
  June 30, 1993                    -           -            -             (100)

Balance, June 30, 1993      36,898,333     36,898      237,307        (280,122)

Net loss for the year ended
  June 30, 1994                    -           -            -             (100)

Balance, June 30, 1994      36,898,333  $  36,898    $ 237,307      $ (280,222)
PAGE>
                                   LANCE SYSTEMS, INC.
                             (A Development Stage Company)
                       Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                   Accumulated
                                                     Additional    During the
                                 Common Stock         Paid-in      Development
                               Shares     Amount      Capital         Stage

Balance, June 30, 1994      36,898,333  $  36,898    $ 237,307      $ (280,222)

Net loss for the year ended
  June 30, 1995                    -           -            -           (1,089)

Balance, June 30, 1995      36,898,333     36,898      237,307        (281,311)

Net gain for the year ended
 June 30, 1996                     -           -            -            5,054

Balance, June 30, 1996      36,898,333     36,898      237,307        (276,257)

Net loss for the year ended
 June 30, 1997                     -           -            -             (255)

Balance, June 30, 1997      36,898,333     36,898      237,307        (276,512)

Net loss for the year ended
 June 30, 1998                     -           -            -             (247)

Balance, June 30, 1998      36,898,333     36,898      237,307        (276,759)

Net loss for the year ended
 June 30, 1999                     -           -            -             (249)

Balance, June 30, 1999      36,898,333     36,898      237,307        (277,008)

Net loss for the year ended
 June 30, 2000                     -           -            -           (1,369)

Balance, June 30, 2000      36,898,333     36,898      237,307        (278,377)

                                   LANCE SYSTEMS, INC.
                             (A Development Stage Company)
                       Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                   Accumulated
                                                     Additional    During the
                                 Common Stock         Paid-in      Development
                               Shares     Amount      Capital         Stage

Balance, June 30, 2000      36,898,333   $ 36,898    $ 237,307      $ (278,377)

Net loss for the year ended
 June 30, 2001                     -           -            -           (3,294)

Balance,
 June 30, 2001              36,898,333     36,898      237,307        (281,671)

Net loss for the year ended
 June 30, 2002                     -           -            -           (6,698)

Balance, June 30, 2002      36,898,333   $ 36,898    $ 237,307      $ (288,369)



















The accompanying notes are an integral part of these financial statements.


                                      FS9

                                 LANCE SYSTEMS, INC.
                           (A Development Stage Company)
                               Statements of Cash Flows

                                                                      From
                                                                  Inception on
                                                   For the           July 29,
                                                 Years Ended      1982 Through
                                                   June 30,          June 30,
                                               2002       2001         2002
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                                    $ (6,698)  $ (3,294)  $ (288,369)
 Adjustments to reconcile net loss to net
 cash (used) by operating activities:
Common stock issued for services
 provided                                         -          -        52,625
Gain on settlement of debt                        -        (400)      (5,717)
 Changes in operating assets
 and liabilities:
Increase (decrease) in accounts payable          300     (1,224)         700
Increase (decrease) in accrued
 expenses                                      1,016         -         1,016
Increase (decrease) in taxes payable              -      (2,548)          -
Increase (decrease) in judgment payable           -          -         5,317
Net Cash (Used) by Operating Activities       (5,382)    (7,466)    (234,428)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                       -          -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

Stock issued for cash                             -          -       171,000
Related party loans                            5,382      7,466       12,848
Contribution of capital                           -          -        50,580

Net Cash Provided by Financing
 Activities                                    5,382      7,466      234,428

INCREASE IN CASH                                  -          -            -
CASH AND AT BEGINNING OF PERIOD                   -          -            -

CASH AND AT END OF PERIOD                   $     -    $     -    $       -
The accompanying notes are an integral part of these financial statements.
                                   FS10

                                 LANCE SYSTEMS, INC.
                           (A Development Stage Company)
                               Statements of Cash Flows

                                                                      From
                                                                  Inception on
                                                   For the           July 29,
                                                 Years Ended      1982 Through
                                                   June 30,          June 30,
                                               2002       2001         2002

CASH PAID FOR:

Interest                                    $     -    $     -    $       -
Taxes                                       $     -    $     -    $    2,548

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
 services provided                          $     -    $     -    $   52,625




















The accompanying notes are an integral part of these financial statements.


                                  FS11

                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                            June 30, 2002 and 2001


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

c.     Basic Loss Per Share

The computation of basic income loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                       June 30,
                                              2002                 2001

Numerator - income (loss)                  $ (6,698)            $ (3,294)
Denominator - weighted average number of
  shares outstanding                       36,898,333           36,898,333

Loss per share                             $  (0.00)            $  (0.00)

d.  Provision for Taxes

At June 30, 2002, the Company had net operating loss carryforwards of approximately $152,000 that may be offset against future taxable income through 2022. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements (Continued)
                            June 30, 2002 and 200

NOTE 1 -     ORGANIZATION AND HISTORY (Continued)

     d.  Provision for Taxes (Continued)

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                       June 30,
                                              2002                 2001

Income tax benefit at statutory rate       $  2,545             $  1,250
Change in valuation allowance                (2,545)              (1,250)

                                           $     -              $     -

Deferred tax assets (liabilities) are comprised of the following:

                                                       June 30,
                                              2002                 2001

Income tax benefit at statutory rate      $  57,783            $  55,238
Change in valuation allowance               (57,783)             (55,238)

                                          $      -             $      -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

e.  Additional Accounting Policies

Additional accounting policies will be adopted at such time as the Company commences planned principal operations.

f.  Use of Estimates

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

                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements (Continued)
                            June 30, 2002 and 200

NOTE 1 -     ORGANIZATION AND HISTORY (Continued)

g.  New Accounting Pronouncements

During the year ended June 30, 2002, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

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

NOTE 4 -     RELATED PARTY TRANSACTIONS
The Company's president has paid out-of-pocket expenses through June 30, 2002 totaling $12,848. Interest has been imputed at 10% on the average balance resulting in an accrued of interest of $1,016 at June 20, 2002. The amounts are unsecured and due on demand.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Part III.

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

  Wallace T. Boyack, age 60, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate. Since 1981, Mr. Boyack has been an attorney in private practice as a lawyer. Mr. Boyack is an officer and a director of Tillman International, Inc., a company with public shareholders. Mr. Boyack holds more than ten per cent of the issued and outstanding shares of Global Web, Inc., a company which has a trading market for its shares of common equity.

  Thomas L. Harkness, age 58, was graduated from the University of Utah receiving a bachelor's degree in accounting in 1968. Mr Harkness is licensed as a certified public accountant. Since 1981 Mr. Harkness has been engaged in private practice as an accountant. Mr. Harkness is an officer and a director of Tillman International, Inc., a company with public shareholders.

   Jacki Bartholomew, age 41, graduated from the University of Phoenix in 1998 receiving a bachelor's degree in business management. For the past five years, Ms. Bartholomew has been employed as a product specialist and an account executive with companies providing software to the health care industry. Ms. Bartholomew also provides training and assistance to data processing personnel. Ms. Bartholomew is a director of Tillman International, Inc., a company with public shareholders.

  An officer may be deemed a "promoter" of the Company as that term is defined in the Securities Act of 1933, as amended.

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

Officer Remuneration

  As of June 30, 2002, we had no employment contracts with any officers or directors. No one was paid a salary and received compensation in any form of $60,000 or more in any year since operations began.

Officer and Director Compensation

  Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services. No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were timely filed.

Item 10. Executive Compensation

  During the year ended June 30, 2002, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to management during the year ended June 30, 2002.
  There are no arrangements for the compensation for services provided by the directors during the past calendar year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.
  The following table sets forth information, to the best of the Company's knowledge, as of June 30, 2002, with respect to each person known by the Company to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address                        Amount and Nature of       Percent
of Beneficial Owner                      Beneficial Ownership    Of Class(1)

Wallace Boyack                             21,893,360                59
350 So. 400 East No.105
Salt Lake City, Utah 84111

                                           __________             _______
                                           21,893,360                59

Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer own any shares of common equity. Accordingly all executive officers and directors as a group own 21,893,360 or 59% of the issued and outstanding shares.

  (1) Based on 36,898,333 shares of common stock outstanding as of June 30, 2002.

Item 12. Certain Relationships and Related Transactions.

  During year ended June 30, 2002, the Company's president advanced funds for the payment of corporate expenses.

Item. 13 EXHIBITS

No.     Description
3(i)    Articles of Incorporation                Previously filed
 (ii)   Bylaws                                   Previously filed

   We filed no reports on Form 8-K during the last quarter of fiscal year ended June 30, 2002.

Signatures

In connection with the annual report of Lance Systems, Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2002, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), I, Wallace Boyack, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) The information in the Report fairly presents, in all material respects, the financial condition and result of operation of the Company.
                            LANCE SYSTEMS, INC.

                            Date: September 25, 2002.


                            By s/Wallace Boyack
                            Wallace Boyack, President and
                            Chief  Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                       s/Wallace Boyack
                       Wallace Boyack, Director
                       Date: SEPTEMBER 25, 2002.


                        s/Thomas L. Harkness
                       Thomas L. Harkness, Director
                        Date: SEPTEMBER 25, 2002.