Form 10QSB
period 2002-09-30
LANCE SYSTEMS INC
filed 2002-11-05
CIK 1136424

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

Commission File Number 0-32131

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


As of September 30, 2002, Registrant had 36,898,333 shares of common stock, par value of $.001 per share, issued and outstanding.




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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of our operations from July 1, 2002, through September 30, 2002. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




                              LANCE SYSTEMS, INC.
                       (A Development Stage Company)

                             FINANCIAL STATEMENTS

                    September 30, 2002 and June 30, 2002

                               LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                    ASSETS

                                               September 30,         June 30,
                                                  2002                 2002
                                               (Unaudited)
CURRENT ASSETS

  Cash                                         $         -         $         -

    Total Current Assets                                 -                   -

TOTAL ASSETS                                   $         -         $         -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                             $       300         $       300
  Due to related party (Note 4)                     14,676              12,848
  Accrued interest- related party (Note 4)           1,360               1,016

    Total Current Liabilities                       16,336              14,164


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock class A: 100,000,000 shares
  authorized of $0.001 par value, 36,898,333
  shares issued and outstanding                     36,898              36,898
  Common stock class B: 40,000,000 shares
  authorized of $0.001 par value, 0 shares
  issued and outstanding		                     -                   -
  Additional paid-in capital                       237,307             237,307
  Deficit accumulated during the
   development stage                              (290,541)           (288,369)

    Total Stockholders' Equity (Deficit)           (16,336)            (14,164)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                              $	   -         $         -


   The accompanying notes are an integral part of these financial statements

                               LANCE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                     From
                                                                  Inception on
                                         For the                    July 29,
                                   Three Months Ended            1982 Through
                                      September 30,              September 30,
                                      2002           2001             2002

REVENUES                         $         -     $         -       $        -

EXPENSES                               1,828           2,500           13,587

LOSS FROM OPERATIONS                  (1,828)         (2,500)         (13,587)

OTHER INCOME (EXPENSE)

Interest expense                        (344)              -           (1,360)
Gain on settlement of debt                 -               -            5,717

Total Other Income (Expense)            (344)              -            4,357

LOSS FROM DISCONTINUED
 OPERATIONS                                -               -         (281,311)

NET LOSS                         $    (2,172)    $    (2,500)      $ (290,541)
NET LOSS PER SHARE OF
 COMMON STOCK                    $     (0.00)    $     (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               36,898,333      36,898,333


   The accompanying notes are an integral part of these financial statements

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

   The accompanying notes are an integral part of these financial statements

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

   The accompanying notes are an integral part of these financial statements

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





   The accompanying notes are an integral part of these financial statements

                                   LANCE SYSTEMS, INC.
                             (A Development Stage Company)
                       Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                   Accumulated
                                                     Additional    During the
                                 Common Stock         Paid-in      Development
                               Shares     Amount      Capital         Stage

Balance, June 30, 2000      36,898,333   $ 36,898    $ 237,307      $ (278,377)

Net loss for the year ended
 June 30, 2001                     -           -            -           (3,294)

Balance,
 June 30, 2001              36,898,333     36,898      237,307        (281,671)

Net loss for the year ended
 June 30, 2002                     -           -            -           (6,698)

Balance, June 30, 2002      36,898,333     36,898      237,307        (288,369)

Net loss for the three months
 ended September 30, 2002
 (unaudited)                       -           -            -           (2,172)

Balance September 30, 2002
 (unaudited)                36,898,337   $ 36,898    $ 237,307      $ (290,541)


   The accompanying notes are an integral part of these financial statements

                                LANCE SYSTEMS, INC.
                           (A Development Stage Company)
                               Statements of Cash Flows
                                     (Unaudited)

                                                                      From
                                                                  Inception on
                                                  For the            July 29,
                                             Three Months Ended   1982 Through
                                                September 30,     September 30,
                                             2002          2001       2002

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss                                   $ (2,172)     $ (2,500) $ (290,541)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Common stock issued for services
    provided                                      -             -      52,625
  Gain on settlement of debt                      -             -      (5,717)
  Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable         -         2,500         700
  Increase (decrease) in accrued expenses       344             -       1,360
  Increase (decrease) in taxes payable            -             -           -
  Increase (decrease) in judgment payable         -             -       5,317

    Net Cash Used by Operating Activities    (1,828)            -    (236,256)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                       -             -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Stock issued for cash                           -             -     171,000
  Related party loans                         1,828             -      14,676
  Contribution of capital                         -             -      50,580

    Net Cash Provided by Financing
     Activities                               1,828             -     236,256

INCREASE IN CASH                                  -             -           -

CASH AND AT BEGINNING OF PERIOD                   -             -           -

CASH AND AT END OF PERIOD                  $      -      $	    -  $        -


   The accompanying notes are an integral part of these financial statements

                                LANCE SYSTEMS, INC.
                           (A Development Stage Company)
                               Statements of Cash Flows
                                     (Unaudited)

                                                                      From
                                                                  Inception on
                                                  For the            July 29,
                                             Three Months Ended   1982 Through
                                                September 30,     September 30,
                                             2002          2001       2002

CASH PAID FOR:

  Interest                                 $	  -      $      -  $        -
  Taxes                                    $      -      $      -  $    2,548

NON-CASH FINANCING ACTIVITIES

  Common stock issued for
   services provided                       $      -      $      -  $   52,625

   The accompanying notes are an integral part of these financial statements

                                LANCE SYSTEMS, INC.
                           (A Development Stage Company)
                         Notes to the Financial Statements
                        September 30, 2002 and June 30, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for period ended September 30, 2002 is not necessarily indicative of the operating results for the full year.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.
  We have not engaged in any material operations during the period ended September 30, 2002. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Result of Operation.
  For the quarter ended September 30, 2002, we had no operations. We had no revenues and incurred $2,172 of expense and a net loss of $(2,172). In the same period a year earlier we had no revenues and incurred expenses of $2,500 and a net loss of $(2,500).

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


Signatures

In connection with the annual report of Lance Systems, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), I, Wallace Boyack, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) The information in the Report fairly presents, in all material respects, the financial condition and result of operation of the Company.

                            LANCE SYSTEMS, INC.

                            Date: November 4, 2002.


                            By s/Wallace Boyack
                            Wallace Boyack, President and Chief
                            Financial Officer