Form 10QSB
period 2002-12-31
LANCE SYSTEMS INC
filed 2003-02-18
CIK 1136424

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2002

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


As of December 31, 2002, Registrant had 36,898,333 shares of common stock, par value of $.001 per share, issued and outstanding.






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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of our operations from July 1, 2002, through December 31, 2002. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.





















                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       December 31, 2002 and June 30, 2002






































                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                       December 31,     June 30,
                                                          2002            2002
                                                       (Unaudited)
CURRENT ASSETS

 Cash                                                  $         -  $         -

  Total Current Assets                                           -            -

  TOTAL ASSETS                                         $         -  $         -


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                      $       300  $       300
 Due to related party                                       16,350       12,848
 Accrued interest- related party                             1,746        1,016

  Total Current Liabilities                                 18,396       14,164


STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock class A: 100,000,000 shares authorized
 of $0.001 par value, 36,898,333 shares issued
 and outstanding                                            36,898       36,898
 Common stock class B: 40,000,000 shares authorized
 of $0.001 par value, 0 shares issued
 and outstanding                                                 -            -
 Additional paid-in capital                                238,107      237,307
 Deficit accumulated during the development stage         (293,401)    (288,369)

  Total Stockholders' Equity (Deficit)                     (18,396)     (14,164)

  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                     $         -  $         -















   The accompanying notes are an integral part of these financial statements.
                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                (Unaudited)



                                                                For the
                                                           Three Months Ended
                                                              December 31,
                                                           2002          2001

REVENUES                                               $         -  $         -

EXPENSES                                                     2,474          854

LOSS FROM OPERATIONS                                        (2,474)        (854)

OTHER INCOME (EXPENSE)

 Interest expense                                             (386)           -
 Gain on settlement of debt                                      -            -
  Total Other Income (Expense)                                (386)           -

LOSS FROM DISCONTINUED
 OPERATIONS                                                      -            -

NET LOSS                                               $    (2,860) $      (854)

NET LOSS PER SHARE OF
 COMMON STOCK                                          $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                     36,898,333   36,898,333


























   The accompanying notes are an integral part of these financial statements.
                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                     Statements of Operations (Continued)
                               (Unaudited)

                                                                       From
                                                                   Inception on
                                               For the               July 29,
                                           Six Months Ended        1982 Through
                                               December 31,        December 31,
                                           2002          2001          2002

REVENUES                                 $      -     $      -      $        -

EXPENSES                                    4,302        3,354          16,061

LOSS FROM OPERATIONS                       (4,302)      (3,354)        (16,061)

OTHER INCOME (EXPENSE)

Interest expense                             (730)           -          (1,746)
Gain on settlement of debt                      -            -           5,717

Total Other Income (Expense)                 (730)           -           3,971

LOSS FROM DISCONTINUED
 OPERATIONS                                     -            -        (281,311)

NET LOSS                                 $ (5,032)    $ (3,354)     $ (293,401)

NET LOSS PER SHARE OF
 COMMON STOCK                            $  (0.00)    $  (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     36,898,333   36,898,333

























  The accompanying notes are an integral part of these financial statements.
                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)

                                                                    Deficit
                                                                 Accumulated
                                                      Additional  During the
                                      Common Stock     Paid-in   Development
                                   Shares     mount    Capital      Stage

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

                                                                   Deficit
                                                                 Accumulated
                                                      Additional  During the
                                      Common Stock     Paid-in   Development
                                   Shares    Amount    Capital      Stage

Balance, June 30, 1987          36,898,333  $ 36,898  $ 186,727   $ (136,309)

Net loss for the year ended
  June 30, 1988                          -         -          -      (19,859)

Balance, June 30, 1988          36,898,333    36,898    186,727     (156,168)

Contribution of capital                  -         -     50,580            -

Net loss for the year ended
 June 30, 1989                           -         -          -     (118,237)

Balance, June 30, 1989          36,898,333    36,898    237,307     (274,405)

Net loss for the year ended
  June 30, 1990                          -         -          -       (5,417)

Balance, June 30, 1990          36,898,333    36,898    237,307     (279,822)

Net loss for the year ended
  June 30, 1991                          -         -          -         (100)

Balance, June 30, 1991          36,898,333    36,898    237,307     (279,922)

Net loss for the year ended
  June 30, 1992                          -         -          -         (100)

Balance, June 30, 1992          36,898,333    36,898    237,307     (280,022)

Net loss for the year ended
  June 30, 1993                          -         -          -         (100)

Balance, June 30, 1993          36,898,333    36,898    237,307     (280,122)

Net loss for the year ended
  June 30, 1994                          -         -          -         (100)

Balance, June 30, 1994          36,898,333  $ 36,898  $ 237,307   $ (280,222)












   The accompanying notes are an integral part of these financial statements.
                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
                                                                   Deficit
                                                                 Accumulated
                                                      Additional  During the
                                      Common Stock     Paid-in   Development
                                   Shares    Amount    Capital      Stage
Balance, June 30, 1994          36,898,333  $ 36,898  $ 237,307   $ (280,222)

Net loss for the year ended
  June 30, 1995                          -         -          -       (1,089)

Balance, June 30, 1995          36,898,333    36,898    237,307     (281,311)

Net gain for the year ended
 June 30, 1996                           -         -          -        5,054

Balance, June 30, 1996          36,898,333    36,898    237,307     (276,257)

Net loss for the year ended
 June 30, 1997                           -         -          -         (255)

Balance, June 30, 1997          36,898,333    36,898    237,307     (276,512)

Net loss for the year ended
 June 30, 1998                           -         -          -         (247)

Balance, June 30, 1998          36,898,333    36,898    237,307     (276,759)

Net loss for the year ended
 June 30, 1999                           -         -          -         (249)

Balance, June 30, 1999          36,898,333    36,898    237,307     (277,008)

Net loss for the year ended
 June 30, 2000                           -         -          -       (1,369)

Balance, June 30, 2000          36,898,333    36,898    237,307     (278,377)

Net loss for the year ended
 June 30, 2001                           -         -          -       (3,294)

Balance, June 30, 2001          36,898,333    36,898    237,307     (281,671)

Net loss for the year ended
 June 30, 2002                           -         -          -       (6,698)

Balance, June 30, 2002          36,898,333    36,898    237,307     (288,369)

Contributed services (unaudited)         -         -        800            -

Net loss for the six months
 ended December 31, 2002
 (unaudited)                             -         -          -       (5,032)

Balance December 31, 2002
 (unaudited)                    36,898,337  $ 36,898  $ 238,107   $ (293,401)

   The accompanying notes are an integral part of these financial statements.
                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)
                                                                      From
                                                                  Inception on
                                                 For the             July 29,
                                             Six Months Ended     1982 Through
                                               December 31,       December 31,
                                             2002         2001        2002

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss                                     $ (5,032) $ (3,354)  $ (293,401)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Common stock issued for services
 provided                                           -         -       52,625
Gain on settlement of debt                          -         -       (5,717)
     Contributed services                         800         -          800
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable             -     3,354          700
Increase (decrease) in accrued expenses           730         -        1,746
Increase (decrease) in judgment payable             -         -        5,317

Net Cash Used by Operating Activities          (3,502)        -     (237,930)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                         -         -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

Stock issued for cash                               -         -      171,000
Related party loans                             3,502         -       16,350
Contribution of capital                             -         -       50,580

Net Cash Provided by Financing
 Activities                                     3,502         -      237,930

INCREASE IN CASH                                    -         -            -

CASH AND AT BEGINNING OF PERIOD                     -         -            -

CASH AND AT END OF PERIOD                    $      -  $      -   $        -












   The accompanying notes are an integral part of these financial statements.
                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                 (Unaudited)
                                                                      From
                                                                  Inception on
                                                 For the             July 29,
                                             Six Months Ended     1982 Through
                                               December 31,       December 31,
                                             2002         2001        2002

CASH PAID FOR:

Interest                                     $      -  $      -   $        -
Taxes                                        $      -  $      -   $    2,548

NON-CASH FINANCING ACTIVITIES

Common stock issued for
 services provided                           $      -  $      -   $   52,625
Contributed services                         $    800  $      -   $      800







































   The accompanying notes are an integral part of these financial statements.
                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                       December 31, 2002 and June 30, 2002


NOTE 1 -     CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for period ended December 31, 2002 is not necessarily indicative of the operating results for the full year.

NOTE 2 -     GOING CONCERN

The Company?s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to be acquired by an existing, operating company. Until an anticipated merger occurs, shareholders of the Company have committed to meeting the Company?s operating expenses.





























ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.
  We have not engaged in any material operations during the period ended December 31, 2002. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Result of Operations.
  For the quarter ended December 31, 2002, we had no operations.
We had no revenues and incurred expenses of $2,860 and a net loss of $(2,860). revenues and we incurred expenses of $854 and had a net loss of $(854).

  For the six month period commencing on July 1, 2002, and ending on December 31, 2002, we had no operations and no revenues. We incurred expenses of $5,032 and a net loss of ($5,032). For the same period a year earlier we had no revenues and incurred expenses of $3,354 and a net loss of ($3,354).

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


Signatures

In connection with the annual report of Lance Systems, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), I, Wallace Boyack, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) The information in the Report fairly presents, in all material respects, the financial condition and result of operation of the Company.

                            LANCE SYSTEMS, INC.

                            Date: February 12, 2003.


                            By s/Wallace Boyack
                            Wallace Boyack, President and Chief
                            Financial Officer