Form 10QSB/A
period 2002-12-31
LANCE SYSTEMS INC
filed 2003-05-01
CIK 1136424

FORM 10-QSB/A

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








This filing is an amendment to Form 10-QSB for the period ended
December 31, 2002, filed on approximately February 12, 2003.

	Lance Systems, Inc., amends this report previously filed by adding to
Item 6 two Exhibits which are certifications under Sections 906 and 302 of the Sarbannes Oxley Act.

Item 6. Exhibits and Reports on Form 8-K.

	A. EXHIBITS
No.   Description
3(i) Articles of Incorporation-previously filed.
 (ii) Amendment to Articles of Incorporation - previously filed.
 (iii) Articles of Merger - previously filed.
 (iv) Bylaws-previously filed.

99.a	 Certification under Section 302 for this Report.
	 Certification under 906 for this Report.

	B. Reports on Form 8-K.
        During the period we filed no reports on Form 8-K.


Signatures

In connection with the annual report of Lance Systems, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), I, Wallace Boyack, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of my knowledge and belief:
  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
  (2) The information in the Report fairly presents, in all material respects, the financial condition and result of operation of the Company.

                            LANCE SYSTEMS, INC.

                            Date: April 29, 2003.


                      By s/Wallace Boyack
                      Wallace Boyack, President and Chief Financial Officer