Form 10QSB
period 2003-03-31
LANCE SYSTEMS INC
filed 2003-05-15
CIK 1136424

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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


As of March 31, 2003, Registrant had 36,898,333 shares of common stock, par value of $.001 per share, issued and outstanding.





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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of our operations from July 1, 2002, through March 31, 2003. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

















                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                       March 31, 2003 and June 30, 2002






































                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                March 31,          June 30,
                                                  2003              2002
                                                       (Unaudited)
CURRENT ASSETS

Cash                                           $      -           $     -

Total Current Assets                                  -                 -

TOTAL ASSETS                                   $      -           $     -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                               $      300         $     300
Due to related party                               16,936            12,848
Accrued interest- related party                     2,133             1,016

Total Current Liabilities                          19,369            14,164


STOCKHOLDERS' EQUITY (DEFICIT)

Common stock class A: 100,000,000 shares authorized
 of $0.001 par value, 36,898,333 shares issued
 and outstanding                                   36,898            36,898
Common stock class B: 40,000,000 shares authorized
 of $0.001 par value, 0 shares issued
 and outstanding                                      -                 -
Additional paid-in capital                        240,107           237,307
Deficit accumulated during the development stage (296,374)         (288,369)

Total Stockholders' Equity (Deficit)              (19,369)          (14,164)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                              $      -           $     -








The accompanying notes are an integral part of these financial statements.







                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                                            For the
                                                      Three Months Ended
                                                            March 31,
                                                    2003              2002

REVENUES                                       $      -           $      -

EXPENSES                                            2,586             1,425

LOSS FROM OPERATIONS                               (2,586)           (1,425)

OTHER INCOME (EXPENSE)

Interest expense                                     (387)              -
Gain on settlement of debt                            -                 -
Total Other Income (Expense)                         (387)              -
LOSS FROM DISCONTINUED
 OPERATIONS                                           -                 -
NET LOSS                                       $   (2,973)       $   (1,425)
NET LOSS PER SHARE OF
 COMMON STOCK                                  $    (0.00)       $    (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                             36,898,333        36,898,333
























The accompanying notes are an integral part of these financial statements.







                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                      Statements of Operations (Continued)
                                 (Unaudited)

                                                                     From
                                                                 Inception on
                                          For the                  July 29,
                                     Nine Months Ended           1982 Through
                                          March 31,                March 31,
                                        2003           2002	        2003

REVENUES                            $     -        $     -       $      -

EXPENSES                                6,888          4,779         18,647

LOSS FROM OPERATIONS                   (6,888)        (4,779)       (18,647)

OTHER INCOME (EXPENSE)

Interest expense                       (1,117)           -           (2,133)
Gain on settlement of debt                -              -            5,717

Total Other Income (Expense)           (1,117)           -            3,584

LOSS FROM DISCONTINUED
 OPERATIONS                               -              -         (281,311)

NET LOSS                            $  (8,005)     $  (4,779)    $ (296,374)

NET LOSS PER SHARE OF
 COMMON STOCK                       $   (0.00)     $   (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   36,898,333     36,898,333


















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







                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                                                   Deficit
                                                                 Accumulated
                                                      Additional  During the
                                      Common Stock     Paid-in   Development
                                   Shares    Amount    Capital      Stage
Balance, June 30, 1994          36,898,333  $ 36,898  $ 237,307   $ (280,222)

Net loss for the year ended
  June 30, 1995                          -         -          -       (1,089)

Balance, June 30, 1995          36,898,333    36,898    237,307     (281,311)

Net gain for the year ended
 June 30, 1996                           -         -          -        5,054

Balance, June 30, 1996          36,898,333    36,898    237,307     (276,257)

Net loss for the year ended
 June 30, 1997                           -         -          -         (255)

Balance, June 30, 1997          36,898,333    36,898    237,307     (276,512)

Net loss for the year ended
 June 30, 1998                           -         -          -         (247)

Balance, June 30, 1998          36,898,333    36,898    237,307     (276,759)

Net loss for the year ended
 June 30, 1999                           -         -          -         (249)

Balance, June 30, 1999          36,898,333    36,898    237,307     (277,008)

Net loss for the year ended
 June 30, 2000                           -         -          -       (1,369)

Balance, June 30, 2000          36,898,333    36,898    237,307     (278,377)

Net loss for the year ended
 June 30, 2001                           -         -          -       (3,294)

Balance, June 30, 2001          36,898,333    36,898    237,307     (281,671)

Net loss for the year ended
 June 30, 2002                           -         -          -       (6,698)

Balance, June 30, 2002          36,898,333    36,898    237,307     (288,369)

Contributed services (unaudited)         -         -      2,800            -

Net loss for the nine months
 ended March 31, 2003
 (unaudited)                             -         -          -       (8,005)

Balance March 31, 2003
 (unaudited)                    36,898,333  $ 36,898  $ 240,107   $ (296,374)

   The accompanying notes are an integral part of these financial statements.

                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                (Unaudited)

                                                                      From
                                                                  Inception on
                                                    For the         July 29,
                                               Nine Months Ended  1982 Through
                                                    March 31,       March 31,
                                               2003        2002       2003

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss                                     $(8,005)    $(4,779)  $ (296,374)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Common stock issued for services
 provided                                        -           -         52,625
Gain on settlement of debt                       -           -         (5,717)
	Contributed services                     2,800         -          2,800
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable          -         1,084          700
Increase (decrease) in accrued expenses        1,117         -          2,133
Increase (decrease) in judgment payable          -           -          5,317

Net Cash Used by Operating Activities         (4,088)     (3,695)    (238,516)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                      -           -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

Stock issued for cash                            -           -        171,000
Related party loans                            4,088       3,695       16,936
Contribution of capital                          -           -         50,580

Net Cash Provided by Financing
 Activities                                    4,088       3,695      238,516

INCREASE IN CASH                                 -           -            -

CASH AND AT BEGINNING OF PERIOD                  -           -            -

CASH AND AT END OF PERIOD                    $   -       $   -     $      -






The accompanying notes are an integral part of these financial statements.







                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                 (Unaudited)

                                                                      From
                                                                  Inception on
                                                    For the          July 29,
                                               Nine Months Ended  1982 Through
                                                    March 31,       March 31,
                                               2003        2002       2003
CASH PAID FOR:

Interest                                     $   -       $   -     $      -
Taxes                                        $   -       $   -     $    2,548

NON-CASH FINANCING ACTIVITIES

Common stock issued for
 services provided                           $   -       $   -     $   52,625
Contributed services                         $ 2,800     $   -     $    2,800
































The accompanying notes are an integral part of these financial statements.







                              LANCE SYSTEMS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
	                 March 31, 2003 and June 30, 2002


NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for period ended March 31, 2003 is not necessarily indicative of the operating results for the full year.

NOTE 2 -	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to be acquired by an existing, operating company. Until an anticipated merger occurs, shareholders of the Company have committed to meeting the Company's operating expenses.


























ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.
  We have not engaged in any material operations during the period ended March 31, 2003. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Results of Operations.

  For the quarters ended March 31, 2003, and 2002, we had no operations.

  For the nine month period commencing on July 1, 2002, and ending on March 31, 2003, we had no revenues and incurred expenses of $8,005 and a net loss of ($8,005) compared to expenses of $4,779 and a net loss of ($4,779)for the same period a year earlier. For the three month period ending March 31, 2003, we had no revenues and incurred expenses of $2,973 and a net loss of ($2,973) compared to expenses of $1,425 and a net loss of ($1,425) for the same period a year earlier.

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

99.a  Certification under Section 302 for this Report.
      Certification under 906 for this Report.

     B. Reports on Form 8-K.
        During the period we filed no reports on Form 8-K. On approximately April 29, 2003, we filed an amended Report on Form 10-QSB for the period ended December 31, 2002. The purpose of the amendment was to add certifications under Sections 302 and 906 of the Sarbannes-Oxley Act.

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

                            LANCE SYSTEMS, INC.

                            Date: May 14, 2003.


                            By s/Wallace Boyack
                            Wallace Boyack, President and Chief
                            Financial Officer