Form 10KSB
period 2003-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2003-09-30
CIK 1136424

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-32427

For the Year ended: June 30, 2003

Conspiracy Entertainment Holdings, Inc
(formerly Lance Systems, Inc.)

Utah	87-0386790

(State or other jurisdiction of incorporation or organization)	(IRS E.I.N Number)

612 Santa Monica Blvd., Santa Monica, California	90401

(Address of principal executive offices)	(Zip Code)
(310) 260-6150
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Equity Voting Stock

As of 6/30/2003, 219,960 Common shares were issued and outstanding

As of 6/30/2003, 19,257 shares of shares of Common Stock were held by non-affiliates, with limited or no market activity or quote.

Yes [X] No [  ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[  ] (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Page - 1

PART I

ITEM 1 . Description of Business.

( a ) Historical Information . We are a Utah corporation that is not currently engaged in any substantial activity other than the search for a possible merger or acquisition candidate. Lance Systems is a public company whose securities trade over-the-counter on the OTC Bulletin Board. Information about us can be found in our public filings that can be accessed electronically by means of the Securities and Exchange Commission’s website, http://www.sec.gov, or at other Internet sites such as http://freeedgar.com, as well as from the offices of the SEC.

Lance Systems entered into a Share Exchange Agreement which sets forth the terms and conditions of the proposed acquisition, to be effective immediately following the name change and reverse stock split, of all of the issued and outstanding shares of Conspiracy Entertainment from Conspiracy Entertainment shareholders, whereby Conspiracy Entertainment will become a wholly-owned subsidiary of Conspiracy Entertainment Holdings. In exchange for the acquisition of the Conspiracy Entertainment shares, Conspiracy Holdings will issue 21,552,900 post-reverse split shares of Conspiracy Holdings common stock to the shareholders of Conspiracy Entertainment.

Upon the consummation of the Acquisition, Conspiracy Entertainment shareholders will receive 821.06 shares of Conspiracy Holdings share for each Conspiracy Entertainment share held by them. There is no preemptive right with respect to the shares of our common stock. Both Conspiracy Holdings and Conspiracy Entertainment shall survive the Acquisition and shall continue to be governed by the laws of the States of Utah and California, respectively.

The Board of Directors approved the Acquisition, Share Exchange Agreement and the transactions contemplated therein by written consent dated May 29, 2003. Pursuant to URBC, shareholder approval of the Acquisition, Share Exchange Agreement and the transactions contemplated therein requires the consent of the holders of a majority of the outstanding shares of our common stock entitled to vote. The Majority Shareholders owning approximately 80.3% of the outstanding shares of our common stock as of the Record Date, approved by written consent dated May 29, 2003, the Share Exchange Agreement and the transactions contemplated therein. The anticipated closing date of the Acquisition is expected to be 20 days following mailing of this Information Statement to our shareholders.

On December 4, 2002, LavaRock Holding Corporation entered into a Binding Letter of Intent ("LOI") with Conspiracy Entertainment. The LOI provides, among other things, for the merger of Conspiracy Entertainment with and into a publicly traded company to be identified by LavaRock. In January, 2003, representatives of LavaRock contacted Wallace T. Boyack in connection with such a transaction. Mr. Boyack and representatives of LavaRock had numerous discussions over the following four weeks. On May 29, 2003, our Board of Directors unanimously determined that the terms and conditions of the Acquisition are fair to, and in the best interests of, the Company’s shareholders and unanimously approved the Acquisition. On May 29, 2003, the Majority Stockholders executed a written consent approving the Acquisition.

The Board of Directors has given careful consideration to the Acquisition, the existing business operations of Conspiracy Entertainment, the future and plans of Conspiracy Entertainment, our current book value, the interest of our shareholders, and the risks of the Acquisition to our existing shareholders. Based on the foregoing considerations the Board of Directors believe the transactions contemplated by the Acquisition are fair and in our best interests.

Page - 2

Our Board of Directors believes we will benefit from the Acquisition, with an immediate impact being the significant new operations and revenues, assets and shareholder’s equity, as well as giving Lance Systems the ability to expand the operations of Conspiracy Entertainment.

( b ) Our Business History . Conspiracy Entertainment was incorporated in 1997 under California law. Conspiracy Entertainment develops, publishes and markets interactive entertainment software. Conspiracy Entertainment currently publishes titles for many of the most popular interactive entertainment platforms, such as Sony’s PlayStation, Nintendo’s 64 and Nintendo’s Game Boy Color and Game Boy Advance, as well as, the next generation hardware platforms such as Sony’s PlayStation 2, Nintendo GameCube and Microsoft’s Xbox. Conspiracy Entertainment’s principal executive offices are located at 612 Santa Monica Blvd., Santa Monica, California 90401 and their telephone number is (310) 260-6150. See "The Companies – Business of Conspiracy Entertainment Corporation."

( c ) Employees . As of May 30, 2003, Conspiracy Entertainment had seven full time employees. Conspiracy Entertainment intends to hire additional employees as needed. Conspiracy Entertainment retains independent contractors from time to time to provide various services, primarily in connection with its software development and sales activities. Conspiracy Entertainment is not subject to any collective bargaining .

( d ) Risk of Business Acquisition Failure . The consideration for the share exchange was determined by us and Conspiracy Entertainment after negotiation and without having obtained a fairness opinion and should not be considered an indication of any actual value. Although Conspiracy Entertainment has maintained active business operations, we cannot assure you that we will generate profits after the share exchange. The Securities and Exchange Commission carefully scrutinizes reverse merger acquisitions and may not allow this share exchange to occur or may only do so after great difficulty. We do not meet the qualifications for NASDAQ or the other national exchanges. Even if we are successful in obtaining the regulatory approvals necessary to consummate the share exchange you may have no more liquidity in your share after the share exchange. In addition, the market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control .

The interactive entertainment software market is characterized by changing consumer preferences which are difficult to predict and short product life cycles which generally consist of a relatively higher proportion of sales during the first few months or less followed by a substantial decline immediately thereafter. Because product development is complex and time consuming and may not lead to marketable titles or titles that generate sufficient revenues to recover development and marketing costs, we cannot assure you that the business we are acquiring in the share exchange will continually introduce new products that achieve market acceptance or that such acceptance, if achieved, will be sufficient to permit us to recover development and other associated costs. The introduction of new hardware platforms and technologies requires the business we are acquiring to produce more complex software and may also render existing titles in the business obsolete and unmarketable as consumer demand for titles on older hardware platforms diminishes .

( e ) Our Acquisition . The Board of Directors approved the Acquisition, Share Exchange Agreement and the transactions contemplated therein by written consent dated May 29, 2003. Pursuant to URBC, shareholder approval of the Acquisition, Share Exchange Agreement and the transactions contemplated therein requires the consent of the holders of a majority of the outstanding shares of our common stock entitled to vote. The Majority Shareholders owning approximately 80.3% of the outstanding shares of our common stock as of the Record Date, approved by written consent dated May 29, 2003, the Share Exchange Agreement and the transactions contemplated therein. The anticipated closing date of the Acquisition is expected to be 20 days following mailing of this Information Statement to our shareholders.

Page - 3

ITEM 2 . Description of Property.

As of August 11, 2003 and giving effect to the Share Exchange, we moved our principal place of business to 612 Santa Monica Blvd., Santa Monica, California 90401.

ITEM 3 . Legal Proceedings.

From time to time, Conspiracy Entertainment may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this document, Conspiracy Entertainment is contemplating filing a lawsuit against Bravado International Group in connection with a breach of contract for the development and exploitation of a computer game.

ITEM 4 . Submission of Matters to a Vote of Security Holders.

On May 29, 2003, our Board of Directors determined it was advisable and in our and your best interests to enter into, and by unanimous written consent approved and adopted, the matters described in the Share Exchange Agreement, including the Acquisition . Our Board of Directors determined that these transactions represent, in the Board's opinion, the most prudent way for us to conduct business in the future. Our Board of Directors' approval of the Acquisition is based upon a number of factors described in this Information Statement.

Pursuant to the applicable provisions of the Utah Revised Business Corporations Act ("URBC") and our Articles of Incorporation, on May 29, 2003, the holders of a majority of the outstanding common stock holding approximately 80.3% of the outstanding shares of our common stock (the "Majority Shareholders") executed a written consent in favor of the actions described herein.

The Information Statement was furnished to shareholders of Lance Systems, Inc., in connection with the following matters that were approved by our Board of Directors on May 29, 2003 and by the holders of a majority of the outstanding shares of our common stock by written consent on May 29, 2003:

  The change of the Company’s corporate name to "Conspiracy Entertainment Holdings, Inc."
  The 350-for-1 reverse stock split of the issued and outstanding shares of the Company's common stock.
  The acquisition of the issued and outstanding shares of Conspiracy Entertainment Corporation, in exchange for the issuance of 21,552,900 shares of our common stock, subject to the terms and conditions set forth in the Share Exchange Agreement attached to the Information Statement as Annex "B" (the "Acquisition").
  The election of Sirus Ahmadi, Keith Tanaka and Randy Broweleit as directors of Lance Systems.
  The adoption of the 2003 Incentive Share Option Plan.
  The appointment of Singer Lewak Greenbaum & Goldstein LLP as the independent auditors of Lance Systems for the fiscal year ending June 30, 2003, subject to the completion of the acquisition of Conspiracy Entertainment.

Page - 4

The Information Statement was provided pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended. The Information Statement also constituted notice to shareholders of taking a corporate action by written consent of the shareholders, as required by Section 16-10(a)-704(2) of the Utah Revised Business Corporations Act ("URBC").

The Share Exchange Agreement stated, among other things that Lance Systems, Inc. would acquire all of the issued and outstanding shares of Conspiracy Entertainment in exchange for 21,552,900 post-reverse split shares of our common stock. On completion of the acquisition, the officers and directors nominated by Conspiracy Entertainment would replace our officers and directors, and the shareholders of Conspiracy Entertainment will collectively hold approximately 71% of our common stock.

On August 11, 2003, the Share Exchange Agreement was consummated with Conspiracy Entertainment, Inc.

PART II

ITEM 5 . Market for Common Equity and Stockholder Matters.

( a ) Market Information . Our shares are listed on the OTC Bulletin Board with little or no market activity. Holders of our common stock are entitled to receive dividends out of assets legally available for this purpose at the times and in the amounts as the Board of Directors may from time to time determine. Holders of common stock will share equally on a per share basis in any dividend declared by the Board of Directors. We have not paid any dividends on our common stock and do not anticipate paying any cash or other dividends in the foreseeable future .

( b ) Holders . Management calculates that the approximate number of holders of the Company's Common Stock, as of June 30, 2003 was approximately 366.

( c ) Dividends . We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

( d ) Sales of Unregistered Common Stock . Pursuant to the Share Exchange Agreement, Lance Systems issued 21,552,900 shares of common stock, to the shareholders of Conspiracy Entertainment our new wholly owned subsidiary. Control of this our parent issuer then passed to the shareholders of the acquired subsidiary on August 11, 2003.

ITEM 6 . Management's Discussion and Analysis or Plan of Operation.

Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward-looking statements.

( a ) Plan of Operation: Next Twelve Months . We have had no current business or day-to-day operations as of the close of this fiscal year and the date of this report. Our officers and directors devote only insubstantial time and attention to our affairs at the present time, for the reason that only such attention is presently required. We are substantially dormant and inactive. Our plan for the next twelve months is to develop the business of our acquired subsidiary. We are unable to predict when or if we may require more funding, or when our new business, if all closing and consummation of our acquisition does proceed, when or if we will begin to operate profitably.

Page - 5

( b ) Results of Operations . For the year ended June 30, 2003, and 2002, we had no operations. For the twelve month period commencing on July 1, 2002, and ending on June 30, 2003, we had no revenues and incurred expenses of $196,847 and a net loss of ($196,847) compared to expenses of $4,779 and a net loss of ($4,779) for the same period a year earlier.

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

ITEM 7. Financial Statements.

( a ) Audit Committee . None.

( b ) Financial Statements . Audited Financial Statements for year ended June 30, 2003, is provided as Exhibit AFK-03, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

PART III

ITEM 9 . Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act..

Upon the consummation of the Acquisition, all members of our current Board of Directors, John Spicer, Michael Smith and Hugh Arnall, will resign. The Majority Stockholders by written consent dated May 29, 2003 have approved the following three nominees to be elected as directors upon the consummation of the Acquisition, each nominee of whom will hold office in accordance with our Articles of Incorporation and Bylaws: Sirus Ahmadi, Keith Tanaka and Randy Broweleit.

The appointment of new directors will take effect upon the consummation of the Acquisition. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. In accordance with Lance Systems Bylaws, the number of directors constituting the Board of Directors may be no less than three and no more than seven. Lance Systems currently does not have a standing audit, nominating or compensation committee of the Board of Directors or committees performing similar functions. All such functions are performed by the Board of Directors as a whole.

Page - 6

Biographical Information on Post-Acquisition Directors

Sirus Ahmadi (34), President, Chief Executive Officer and Director

  Sirus Ahmadi co-founded Conspiracy Entertainment in October 1997 and since has served as its President and a board member since that time. He oversees our content acquisitions strategy, as well as on our publishing and sales efforts and on all licensing activities. Between March 1994 and October 1997, Mr. Ahmadi worked with European publisher Funsoft in the capacity of Director of International Licensing and, from August 1995, he also acted as General Manager, US Operations. His responsibilities included all international sales and worldwide product acquisitions. From February 1989 until March 1994, Mr. Ahmadi worked at Seika Corporation in marketing assistant and acted as the Director of National Marketing & Sales.

Keith Tanaka (40), Chief Financial Officer, Secretary and Director

Keith Tanaka has worked with Conspiracy Entertainment as a consultant since foundation, Keith permanently joined the company in June 2000. Focusing on the day to day operations and all accounting functions, he is currently responsible for human resources, credit, administration, legal affairs, and processing all production related materials. Keith is Chief Financial Officer, Controller and corporate secretary. Keith has worked as Chief Financial Officer and Executive Vice President for Seika Corporation, and in similar capacity management positions with ANA and Fujitsu Business Systems.

Randy Broweleit (47), Director

With almost 20 years of experience in the industry, Randy Broweleit brings a tremendous amount of experience and knowledge to Conspiracy. In 1985, Randy was hired as the VP of Marketing and Sales for Strategic Simulations, Inc. where he played a major role in the company’s expansion. In 1987, Randy founded Tengen, Inc. and acted as the Sr. VP of Operations for the Atari Games subsidiary. His duties and accomplishments include overseeing a staff of as many as 45 people, establishing the US/EC publishing infrastructure that would ultimately increase revenue from $0 to $41 million with $10 million in profit within his 10 months of employment, and the successful conversion of Tetris, Pac Man, RBI Baseball, Final Lap, Gauntlet, Blasteroids, Hard Drivin’ as well as many other coin-op classics to be sold for play on video game consoles. In 1989, Randy established Randall Broweleit Marketing, a licensing and consulting agency for PC games and videogames worldwide. Over the next 10 years, he created a global licensing network for the US, Europe and Japan. Some of his key licensed titles include Tomb Raider, Creatures, Chuck Rock, James Pond and Soccer Kid. In 1998, he was named the VP of Business Development for Animation Science Corporation with the main objective of redirecting high technology animation creation technology towards real-time games and the Internet. Randy, in 2000, became Sr. VP and General Manager of Konami of America. There he managed the North American game development studio operation for Japan’s largest and the world’s second largest game developer and publishing company.

Page - 7

Biographical Information on Our Current Directors

John Spicer, (63), President, Secretary

Mr. John Spicer, who serves as president and director is, and for eleven years has been, the sole owner of Long Supply Company a Houston, Texas manufacturer and distributor of fine jewelry. Prior to establishing Long Supply Company, he served as the president of Airtex National Bank NA in Houston, Texas and prior to that as president of Allied Vider Bank in Vider, Texas. During the preceding nine years he served as senior vice president of Spring Branch State Bank in Houston, Texas.

  Michael A. Smith, (55), Director

Mr. Smith is a licensed architect and from 1987 to present has been the sole proprietor of Michael A. Smith, Architecture & Planning. In addition, from 1979 to 1986, he was a partner of Smith/Cole Associates, Inc. He graduated Cum Laude from the University of Houston, Bachelor of Architecture, in 1974 and practiced his profession continuously since 1975. From 1967 to 1969, he served in the United States Army, 1st Lieutenant, Infantry, Airborne, Ranger, Intelligence. Following Reserve service he was honorably discharged in 1980. In the past three years he has designed and produced documents for over thirty homes, and participated in the development of condominiums, townhouses and apartment projects, constituting more than 20,000 units, in New Mexico, Florida, North Carolina, Oklahoma, Ohio, Virginia and throughout Texas.

Hugh Arnall, (64), Director

Mr. Arnall grew up in Miami, Florida and attended the University of Florida. After graduation he served for ten years with the office machines division of Litton Industries. In 1967, Mr. Arnall formed Southern Distributors, Inc. the largest authorized distributor of Savin photocopiers and office equipment in the Southeastern United States. In 1979, he sold his interest in Southern Distributors and formed Tradewinds Commercial Contracting, a firm specializing in the maintenance and restoration of commercial buildings. Mr. Arnall has operated Tradewinds continuously since 1979 and the Company is currently specializing in the replacement and/or restoration of rusted and deteriorated concrete imbedded reinforcing steel.

ITEM 10 . Executive Compensation.

No compensation was paid to any employee. Table

Page - 8

ITEM 11 . Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the ownership of common stock immediately before and after consummation of the acquisition of Conspiracy Entertainment, with respect to shareholders who where known to us to beneficially own more than five percent (5%) of our common stock as of May 28, 2003 and our officers and directors and nominees before and after consummation of the Acquisition individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name and Address of Beneficial Owner	Common Stock Ownership Before the Acquisition	Ownership Percentage Before the Acquisition	Common Stock Ownership After the Acquisition	Ownership Percentage After the Acquisition
Wallace T. Boyack	62,181	28.3%	62,181.002%
Michael A. Smith	--	--%	--	--%
Hugh Arnall	--	--%	--	--%
John Spicer	114,285	52%	--	--%
Sirus Ahmadi	--	--%	14,7799,131	49%
Keith Tanaka	--	--%	2,155,290	7%
Randy Broweleit	--	--%	--	--%

a ) Changes in Control . Pursuant to the Share Exchange Agreement, President John Spicer surrendered all of his common stock in the Company in consideration of the acquisition. Mr. Spicer currently owns no common stock in the Company.

ITEM 12 . Certain Relationships and Related Transactions.

None.

ITEM 1 3. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

( a ) Financial Statements . Please see Attachment AFK-03: Audited Financial Statements for the years ended June 2003, 2002 and from inception.

( b ) Form 8-K Reports . None.

( c ) Exhibits  by Reference. (can be viewed online at www sec.gov)

2. PLAN OF SHARE EXCHANGE - Previously filed in DEF 14C on July 02, 2003.

23. CONSENT TO INCORPORATE AUDITED FINANCIAL STATEMENTS IN FORM S-8 - Previously filed in S-8 on July 28, 2003.

( d ) Exhibits

31. CERITIFICATION PURSUANT TO 18 USC SECTION 1350

32. CERTIFICATION PURSUANT TO 18 USC SECTION 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Conspiracy Entertainment Holdings, Inc.

by

Dated: September 18, 2003

/s/John Spicer
John Spicer
President

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

   CERTIFICATIONS PURSUANT TO SECTION 302

I, John Spicer , certify that:

1. I have reviewed this Annual report on Form 10-KSB of June 30, 2003;

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 18, 2003

/s/John Spicer
John Spicer

Page - 11

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 12

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

I, John Spicer , stood and served as President of this Corporation, as of December 30, 2003, with the resulting powers of Sole Interim Officer and Director. In connection with this Annual Report on Form 10-KSB, dated September 18, 2003. I hereby certify, to the best of my knowledge and belief:

(1)    This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: September 18, 2003

/s/John Spicer
John Spicer
President

Page - 13

Exhibit AFK-03

Audited Financial Statements

for the years ended June 2003, 2002
and from inception.

Page - 14

Independent Auditors' Report

To the Board of Directors and Stockholders of
Conspiracy Entertainment Holdings, Inc.

We have audited the accompanying balance sheet of Conspiracy Entertainment Holdings, Inc.(formerly Lance Systems, Inc.) (a development stage company) (a Nevada corporation) as of June 30,2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Conspiracy Entertainment Holdings, Inc.(formerly Lance Systems, Inc.) at June 30, 2002 and from inception on July 29, 1996 through June 30, 2002 were audited by other auditors whose report, dated August 28, 2002, expressed an unqualified opinion.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conspiracy Entertainment Holdings, Inc.(formerly Lance Systems, Inc.) as of June 30, 2003 and the results of its operations and cash flows for the year ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm & Associates
Chisholm & Associates
Salt Lake City, Utah
September 26, 2003

Page - 15

Conspiracy Entertainment Holdings, Inc
(Formerly Lance Systems, Inc.)
(A Development Stage Company)
Balance Sheets

	June 30,
	2003	2002

ASSETS
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$109,183	$300
Accounts Payable - Related Party	60,145	12,848
Accrued Interest - Related Party	-	1,016

Total Current Liabilities	169,328	14,164

Total Liabilities	169,328	14,164

Stockholders' Equity
Common Stock, Class A: Authorized 100,000,000 Shares, $.001
Par Value, 219,960 and 105,424 Shares Issued and Outstanding	219	36,898
Common Stock, Class B: Authorized 40,000,000 Shares, $.001
Par Value, 0 Shares Issued and Outstanding		-
Additional Paid in Capital	316,786	237,307
Deficit Accumulated During the Development Stage	(486,333)	(288,369)

Total Stockholders' Equity	(169,328)	(14,164)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 16

Conspiracy Entertainment Holdings, Inc
(Formerly Lance Systems, Inc.)
(A Development Stage Company)
Statement of Operations

			From Inception
	For the Year Ended		On July 29, 1982
	June 30,		Through
	2003	2002	June 30, 2003

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Operating Expenses
General & Administrative	196,847	5,682	484,200

Total Operating Expenses	196,847	5,682	484,200

Net Operating Income (Loss)	(196,847)	(5,682)	(484,200)

Other Income (Expense)
Interest Expense	(1,117)	(1,016)	(2,133)
Gain on Settlement of Debt	-	-	-

Total Other Income (Expense)	(1,117)	(1,016)	(2,133)

Income (Loss) Before Income Taxes	(197,964)	(6,698)	(486,333)

Income Tax Expense	-	-	-

Net Income (Loss)	$(197,964)	$(6,698)	$(486,333)

Net Income (Loss) Per Share	$(1.85)	$(0.06)

Weighted Average Shares Outstanding	106,943	105,424

The accompanying notes are an integral part of these financial statements.

Page - 17

Conspiracy Entertainment Holdings, Inc
(Formerly Lance Systems, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance at Inception on July 29, 1982	-	$-	$-	$-

Common stock issued for cash and services at
$5.47 per share	32,357	32	176,956	-

Net loss from inception on July 29, 1982 through
June 30, 1984	-	-	-	(28,383)

Balance at June 30, 1984	32,357	32	176,956	(28,383)

Common stock issued to officers for services at
$1.75 per share	4,786	5	8,370	-

Net loss for the year ended June 30, 1985	-	-	-	(32,592)

Balance at June 30, 1985	37,143	37	185,326	(60,975)

Net loss for the year ended June 30, 1986	-	-	-	(32,318)

Balance at June 30, 1986	37,143	37	185,326	(93,293)

Common stock issued to officers for services at
$1.28 per share	15,424	15	19,747	-

Common stock issued to shareholders of Lance, Inc.
pursuant to merger	52,857	53	18,447	-

Net loss for the year ended June 30, 1987	-	-	-	(43,016)

Balance at June 30, 1987	105,424	105	223,520	(136,309)

Net loss for the year ended June 30, 1988	-	-	-	(19,859)

Balance at June 30, 1988	105,424	105	223,520	(156,168)

Contribution of capital	-	-	50,580	-

Net loss for the year ended June 30, 1989	-	-	-	(118,237)

Balance at June 30, 1989	105,424	105	274,100	(274,405)

Net loss for the years ended June 30, 1990 through
June 30, 1995	-	-	-	(6,906)

Balance at June 30, 1995	105,424	$105	$274,100	$(281,311)

The accompanying notes are an integral part of these financial statements.

Page - 18

Conspiracy Entertainment Holdings, Inc
(Formerly Lance Systems, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(continued)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance at June 30, 1995	105,424	$105	$274,100	$(281,311)

Net income for the year ended June 30, 1996	-	-	-	5,054

Balance at June 30, 1996	105,424	105	274,100	(276,257)

Net loss for the years ended June 30, 1997 through
June 30, 2002	-	-	-	(12,112)

Balance at June 30, 2002	105,424	105	274,100	(288,369)

Common stock issued to officers for services at
$0.35 per share	114,286	114	39,886	-

Contributed services	0	-	2,800	-

Rounding of shares due to reverse split	250	-	-	-

Net loss for the year ended June 30, 2003	-	-	-	(197,964)

Balance at June 30, 2003	219,960	$219	$316,786	$(486,333)

The accompanying notes are an integral part of these financial statements.

Page - 19

Conspiracy Entertainment Holdings, Inc
(Formerly Lance Systems, Inc.)
(A Development Stage Company)
Statement of Cash Flows

			From Inception
	For the Year Ended		On July 9, 1996
	June 30,		Thru
	2003	2002	June 30, 2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(197,964)	$(6,698)	$(486,333)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	40,000	-	92,625
Contributed Services	2,800	-	2,800
Gain on Settlement of Debt	-	-	(5,717)
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	-	-	-
Inventory	-	-	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	155,164	1,316	162,197

Net Cash Provided(Used) by Operating Activities	-	(5,382)	(234,428)

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	-	171,000
Related party loans	-	5,382	12,848
Contributed Capital	-	-	50,580

Net Cash Provided (Used) by Financing Activities	-	5,382	234,428

Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$2,548

Non-Cash Investing and Financing Activities:
Common Stock Issued for Services	$40,000	$-	$92,625

Contributed Services	$2,800	$-	$2,800

The accompanying notes are an integral part of these financial statements.

Page - 20

Conspiracy Entertainment Holdings, Inc.
(Formerly Lance Systems, Inc.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003 and 2002

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES

a. Organization

     The financial statements presented are those of Conspiracy Entertainment Holdings, Inc.(formerly Lance Systems, Inc.) (the Company). The Company was incorporated under the laws of the State of Utah on July 29, 1982 as Strategic Recovery Corporation. On February 16, 1987, the Company merged with Lance, Inc., (a Utah Corporation), and changed its name to Lance Systems, Inc. The Company was organized for the purpose of acquiring investments. However, subsequent to the merge, the Company changed its purpose from acquiring investments to creating, developing and selling micro computer software. The Company has ceased operations and is presently seeking new business opportunities believed to hold a potential for profit. The Company is considered a development stage company as defined in SFAS No. 7.

b. Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.

c. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	June 30,
	2003	2002
Numerator - income (loss)	(197,964)	(6,698)
Denominator - weighted average	106,943	105,424
Loss per share	$ (1.85)	$(0.06)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $486,333 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2004. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

Page - 21

  Conspiracy Entertainment Holdings, Inc.
(Formerly Lance Systems, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Provision for Income Taxes(continued)

Deferred tax assets and the valuation account is as follows at June 30, 2003 and 2002:

	June 30,
Deferred tax asset:	2003	2002
NOL carrryforward	$184,800	$57,783
Valuation allowance	(184,800)	(57,783)
Total	$-	$-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management?s plan to raise capital in order to define their business operations, thus creating necessary operating revenue .

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 4- RELATED PARTY

The Company's former president paid out of pocket expenses through June 30, 2003 totaling $60,145.

NOTE 5 - COMMON STOCK

In May 2003, the Company authorized a 350 to 1 reverse split of its outstanding common stock. The financial statements have been retroactively restated for the reverse split.

Page - 22