Form 10QSB
period 2003-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2003-11-14
CIK 1136424

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-32427

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Utah	87-0386790
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

612 Santa Monica Boulevard, Santa Monica, CA 90401

(Address of principal executive offices)

Issuer’s telephone number, including area code: (310) 260-6150

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The aggregate number of Issuer’s shares of Common Stock, $.001 par value, outstanding on November 11, 2003 was 30,159,546.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐  No   ☒

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

INDEX

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2003 (unaudited) and June 30, 2003	3

	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2002 and 2003, and for the period from inception through September 30, 2003	4

	Condensed Statement of Stockholders’ Equity (Deficit) (unaudited)	5

	Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 2002, 2003, and for the period from inception through September 30, 2003	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	9

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	10

Item 3.	Defaults upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

The condensed financial statements included herein have been prepared by Conspiracy Entertainment Holdings, Inc. (the “Company”, “Issuer”, “we”, “us”, or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of our operations from June 30, 2003, through September 30, 2003 are reflected in the information furnished herein. The results of our operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

Conspiracy Entertainment Holdings, Inc.

(Formerly Lance Systems, Inc.)

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$—

Total Current Assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$—	$109,183
Accounts Payable—Related Party	—	60,145
Accrued Interest—Related Party	—	—

Total Current Liabilities	—	169,328

Total Liabilities	—	169,328

Stockholders’ Equity
Common Stock, Class A: Authorized 100,000,000 Shares, $.001 Par Value, 30,159,546 and 219,710 Shares Issued and Outstanding	30,159	219
Common Stock, Class B: Authorized 40,000,000 Shares, $.001 Par Value, 0 Shares Issued and Outstanding	—	—
Additional Paid in Capital	494,573	316,786
Deficit Accumulated During the Development Stage	(524,732)	(486,333)

Total Stockholders’ Equity	—	(169,328)

Total Liabilities and Stockholders’ Equity	$—	$—

Conspiracy Entertainment Holdings, Inc.

(Formerly Lance Systems, Inc.)

(A Development Stage Company)

Condensed Statement of Operations

(Unaudited)

	For the three months ended September 30,		From Inception On July 29, 1982 Through 30-Sep-2003
	2003	2003
Revenues	$—	$—	$—
Cost of Sales	—	—	—

Gross Profit (Loss)	—	—	—

Operating Expenses
General & Administrative	38,399	1,828	528,316

Total Operating Expenses	38,399	1,828	528,316

Net Operating Income (Loss)	(38,399)	(1,828)	(528,316)

Other Income (Expense)
Interest Expense	—	(344)	(2,133)
Gain on Settlement of Debt	—	—	5,717

Total Other Income (Expense)	—	(344)	3,584

Income (Loss) Before Income Taxes	(38,399)	(2,172)	(524,732)
Income Tax Expense	—	—	—

Net Income (Loss)	$(38,399)	$(2,172)	$(524,732)

Net Income (Loss) Per Share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	20,179,036	105,424

Conspiracy Entertainment Holdings, Inc.

(Formerly Lance Systems, Inc.)

(A Development Stage Company)

Condensed Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance at Inception on July 29, 1982	—	$—	$—	$—
Common stock issued for cash and services at $5.47 per share	32,357	32	176,956	—
Net loss from inception on July 29, 1982 through June 30, 1984	—	—	—	(28,383)

Balance at June 30, 1984	32,357	32	176,956	(28,383)
Common stock issued to officers for services at $1.75 per share	4,786	5	8,370	—
Net loss for the year ended June 30, 1985	—	—	—	(32,592)

Balance at June 30, 1985	37,143	37	185,326	(60,975)
Net loss for the year ended June 30, 1986	—	—	—	(32,318)

Balance at June 30, 1986	37,143	37	185,326	(93,293)
Common stock issued to officers for services at $1.28 per share	15,424	15	19,747	—
Common stock issued to shareholders of Lance, Inc. pursuant to merger	52,857	53	18,447	—
Net loss for the year ended June 30, 1987	—	—	—	(43,016)

Balance at June 30, 1987	105,424	105	223,520	(136,309)
Net loss for the year ended June 30, 1988	—	—	—	(19,859)

Balance at June 30, 1988	105,424	105	223,520	(156,168)
Contribution of capital	—	—	50,580	—
Net loss for the year ended June 30, 1989	—	—	—	(118,237)

Balance at June 30, 1989	105,424	105	274,100	(274,405)
Net loss for the years ended June 30, 1990 through June 30, 1995	—	—	—	(6,906)
Balance at June 30, 1995	105,424	$105	$274,100	$(281,311)

Conspiracy Entertainment Holdings, Inc.

(Formerly Lance Systems, Inc.)

(A Development Stage Company)

Condensed Statement of Stockholders’ Equity (Deficit) (Continued)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance at June 30, 1995	105,424	$105	$274,100	$(281,311)
Net income for the year ended June 30, 1996	—	—	—	5,054

Balance at June 30, 1996	105,424	105	274,100	(276,257)
Net loss for the years ended June 30, 1997 through June 30, 2002	—	—	—	(12,112)

Balance at June 30, 2002	105,424	105	274,100	288,369)
Common stock issued to officers for services at $0.35 per share	114,286	114	39,886	—
Contributed services	—	—	2,800	—
Net loss for the year ended June 30, 2003	—	—	—	(197,964)

Balance at June 30, 2003	219,710	219	316,786	(486,333)
Rounding shares from stock split	1,222	1
Common stock issued for payables (S-8)	8,500,000	8,500	217,673
Stock cancellation pursuant to share exchange agreement	(114,286)	(114)	(39,886)
Stock issued to escrow for share exchange with Conspiracy Entertainment	21,552,900	21,553	—
Net Loss for the three months ended September 30, 2003				(38,399)

Balance at September 30, 2003	30,159,546	$30,159	$494,573	$(524,732)

Conspiracy Entertainment Holdings, Inc.

(Formerly Lance Systems, Inc.)

(A Development Stage Company)

Condensed Statement of Cash Flows (Unaudited)

	For the three months ended September 30,		From Inception On July 29, 1982 Through 30-Sep-2003
	2003	2003
Cash Flows from Operating Activities:
Net Income (Loss)	$(38,399)	$(2,172)	$(524,732)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Stock Issued for Services/Payables	38,399	—	131,024
Contributed Services	—	—	2,800
Gain on Settlement of Debt	—	—	(5,717)
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	—	—	—
Inventory	—	—	—
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	—	344	162,197

Net Cash Provided(Used) by Operating Activities	—	(1,828)	(234,428)

Net Cash Provided (Used) by Investing Activities	—	—	—

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	—	—	171,000
Related party loans	—	1,828	12,848
Contributed Capital	—	—	50,580

Net Cash Provided (Used) by Financing Activities	—	1,828	234,428

Increase (Decrease) in Cash	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—

Cash and Cash Equivalents at End of Period	$—	$—	$—

Cash Paid For:
Interest	$—	$—	$—

Income Taxes	$—	$—	$2,548

Non-Cash Investing and Financing Activities:
Common Stock Issued for Services	$38,399	$—	$131,024

Contributed Services	$—	$—	$2,800

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

(Formerly Lance Systems, Inc.)

(A Development Stage Company)

Notes to the Financial Statements (unaudited)

September 30, 2003

NOTE 1—GENERAL

The Company has elected to omit substantially all footnotes to the financial statements for the three and nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2003.

NOTE 2—UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 3—SUMMARY OF TRANSACTION

On August 11, 2003, the Company agreed to a Plan of Reorganization between the Company and Conspiracy Entertainment Corporation, a private California corporation (“Conspiracy”), pursuant to various conditions. Pursuant to the Plan, the Company will exchange 21,552,900 shares of common stock for all of the outstanding common stock of Conspiracy (“Share Exchange”), once the conditions to the closing of the Share Exchange are met. As of September 30, 2003, the conditions have not been met, and therefore the Share Exchange had not been consummated as of that date. The Company also changed its name to “Conspiracy Entertainment Holdings, Inc.” from “Lance Systems, Inc.” The reorganization will be recorded as a reverse acquisition using the purchase method of accounting when the conditions to the closing of the Share Exchange are met. These financial statements are of the Company, separately, on a non-consolidated basis.

NOTE 4—SUBSEQUENT EVENTS

On October 7, 2003, the conditions for the Share Exchange were met and the Company effected the Share Exchange between itself and Conspiracy as described above.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

Results of Operations

For the quarter ended September 30, 2003, we had no operations. We had no revenues and incurred $38,399 of expense and a net loss of ($38,399). In the same period a year earlier we had no revenues and incurred expenses of $2,172 and a net loss of ($2,172).

Plan of Operation

On May 29, 2003, we entered into a Share Exchange Agreement with Conspiracy. On August 11, 2003, the Company and Conspiracy entered into a Closing Agreement setting forth a number of conditions that needed to be satisfied or waived in order for the transactions contemplated by the Share Exchange Agreement to be consummated. Pursuant to a letter from Conspiracy to the Company dated October 7, 2003, Conspiracy acknowledged that the conditions set forth in the Closing Agreement to the closing of the transactions contemplated by the Exchange Agreement either (i) had been satisfied or (ii) were, by such letter, waived as of the date of the letter and that, from and after the date of the letter, the Share Exchange Agreement shall be deemed to have closed and be consummated as of the date of August 11, 2003. As a result of the delivery of such letter, we completed the Share Exchange with Conspiracy contemplated by the Exchange Agreement. Pursuant to the Share Exchange, we issued an aggregate of 21,552,900 shares of our common stock to the four shareholders of Conspiracy, representing approximately 71% of our issued and outstanding common stock immediately subsequent to the Share Exchange. As a result of the Share Exchange, Conspiracy became our wholly-owned subsidiary and all of our executive officers and directors were changed. Upon completion of the Share Exchange, we decided to cease other operations and only carry on the business of Conspiracy. All of our business operations are now conducted through Conspiracy.

Conspiracy develops, publishes and markets interactive entertainment software. Conspiracy currently publishes titles for many of the most popular interactive entertainment hardware platforms, such as Sony’s PlayStation, Nintendo 64 and Nintendo’s Game Boy Color and Game Boy Advance as well as the next generation hardware platforms such as Sony’s PlayStation 2, NINTENDO GAMECUBE and Microsoft’s Xbox. Conspiracy has entered into strategic license arrangements with entertainment and media companies that have developed well-known characters and brands and that are producing properties that are expected to form the basis of future products. Its agreements with licensors and developers generally require it to make advance royalty payments. The development cycle for a new title typically ranges from 12 to 18 months and products are sold to mass merchandisers and through outsourced distributors.

Our foreseeable cash requirements during the next twelve months will relate to the actual and anticipated operations and growth of the business of the Company, which we believe will require us to raise additional working capital in the next three to six months. We currently are pursuing the raising of such additional working capital, which may be in the form of loans or equity investment, but there can be no assurance that we will be able to raise or obtain such additional funds or, if so, whether such additional funds could be obtained upon terms acceptable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-QSB contains certain statements that are “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans, projected or anticipated costs or benefits or other consequences of such plans or projections involving anticipated revenues, expenses, earnings, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

Item 3.	Controls and Procedures.

The Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Financial Officer and the Company’s President and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Changes in Securities.

The Company’s Articles of Incorporation were amended on July 16, 2003 to effect a 350:1 reverse stock split of the issued and outstanding shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”). Pursuant thereto, each shareholder of Common Stock on such date received one share of Common Stock in replacement of each 350 shares theretofore held, (i) with stub amounts of such theretofore held shares equal to less than 350 shares being reverse-split into one whole share of Common Stock and (ii) with no holder of shares of the Common Stock on such date receiving less than 100 shares of Common Stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1 Certification by Sirus Ahmadi, President and Chief Executive Officer of the Issuer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Keith Tanaka, Chief Financial Officer of the Issuer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Sirus Ahmadi, President and Chief Executive Officer of the Issuer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Keith Tanaka, Chief Financial Officer of the Issuer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on July 24, 2003 reporting the Company’s engagement of Chisholm and Associates as its independent accountants for the fiscal year ending June 30, 2003.

The Company filed on July 30, 2003 an amendment to its Current Report on Form 8-K filed on July 24, 2003, to include as an exhibit thereto a consent letter from its previous auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

a Utah Corporation

(Issuer)

By:	/s/ Sirus Ahmadi

Sirus Ahmadi Chief Executive Officer and President

By:	/s/ Keith Tanaka

Keith Tanaka Chief Financial Officer