Form 10KSB
period 2003-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2004-04-16
CIK 1136424

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-32427

For the Year ended : December 31, 2003

Conspiracy Entertainment Holdings, Inc
(formerly Lance Systems, Inc.)

Utah                               87-0386790

(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employment Identification Number)

612 Santa Monica Blvd. Santa Monica, California     90401
                            (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (310) 260-6150

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Equity Voting Stock

As of December 31, 2003, 30,159,546 Common shares issued and outstanding

As of December 31, 2003, 8,606,646 shares of shares of Common Stock were held by non-affiliates

Yes [X] No[  ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[   ] (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one):     yes [   ]     no [X]

PART I

ITEM 1. Description of Business.

(a) Historical Information. We are a Utah corporation that is not currently engaged in any substantial activity other than the search for a possible merger or acquisition candidate. Lance

Systems is a public company whose securities trade over-the-counter on the OTC Bulletin Board. Information about us can be found in our public filings that can be accessed electronically by means of the Securities and Exchange Commission’s website, http://www.sec.gov, or at other Internet sites such as http://freeedgar.com, as well as from the offices of the SEC. Lance Systems entered into a Share Exchange Agreement which sets forth the terms and conditions of the proposed acquisition, to be effective immediately following the name change and reverse stock split, of all of the issued and outstanding shares of Conspiracy Entertainment from Conspiracy Entertainment shareholders, whereby Conspiracy Entertainment, Inc. will become a wholly-owned subsidiary of Conspiracy Entertainment Holdings. In exchange for the acquisition of the Conspiracy Entertainment shares, Conspiracy Holdings will issue 21,552,900 post-reverse split shares of Conspiracy Holdings common stock to the shareholders of Conspiracy Entertainment, Inc.

Upon the consummation of the Acquisition, Conspiracy Entertainment shareholders will receive 821.06 shares of Conspiracy Entertainment Holdings, Inc. share for each Conspiracy Entertainment, Inc. share held by them. There is no preemptive right with respect to the shares of our common stock. Both Conspiracy Entertainment Holdings, Inc. and Conspiracy Entertainment, Inc. shall survive the Acquisition and shall continue to be governed by the laws of the States of Utah and California, respectively.

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

On December 4, 2002, LavaRock Holding Corporation entered into a Binding Letter of Intent (“LOI”) with Conspiracy Entertainment. The LOI provides, among other things, for the merger of Conspiracy Entertainment with and into a publicly traded company to be identified by LavaRock. In January, 2003, representatives of LavaRock contacted Wallace T. Boyack in connection with such a transaction. Mr. Boyack and representatives of LavaRock had numerous discussions over the following four weeks. On May 29, 2003, our Board of Directors unanimously determined that the terms and conditions of the Acquisition are fair to, and in the best interests of, the Company’s shareholders and unanimously approved the Acquisition. On May 29, 2003, the Majority Stockholders executed a written consent approving the Acquisition.

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

(c) Employees. As of December 31, 2003, Conspiracy Entertainment had seven full time employees. Conspiracy Entertainment intends to hire additional employees as needed. Conspiracy Entertainment retains independent contractors from time to time to provide various services, primarily in connection with its software development and sales activities. Conspiracy Entertainment is not subject to any collective bargaining .

(d) Risk of Business Acquisition Failure. The consideration for the share exchange was determined by us and Conspiracy Entertainment after negotiation and without having obtained a fairness opinion and should not be considered an indication of any actual value. Although Conspiracy Entertainment has maintained active business operations, we cannot assure you that we will generate profits after the share exchange. The Securities and Exchange Commission carefully scrutinizes reverse merger acquisitions and may not allow this share exchange to occur or may only do so after great difficulty. We do not meet the qualifications for NASDAQ or the other national exchanges. Even if we are successful in obtaining the regulatory approvals necessary to consummate the share exchange you may have no more liquidity in your share after the share exchange. In addition, the market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control .

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

(e) Our Acquisition. The Board of Directors approved the Acquisition, Share Exchange Agreement and the transactions contemplated therein by written consent dated May 29, 2003. Pursuant to URBC, shareholder approval of the Acquisition, Share Exchange Agreement and the transactions contemplated therein requires the consent of the holders of a majority of the outstanding shares of our common stock entitled to vote. The Majority Shareholders owning approximately 80.3% of the outstanding shares of our common stock as of the Record Date, approved by written consent dated May 29, 2003, the Share Exchange Agreement and the transactions contemplated therein. The anticipated closing date of the Acquisition is expected to be 20 days following mailing of this Information Statement to our shareholders.

ITEM 2. Description of Property.

As of August 11, 2003 and giving effect to the Share Exchange, we moved our principal place of business to 612 Santa Monica Blvd., Santa Monica, California 90401.

ITEM 3. Legal Proceedings.

From time to time, Conspiracy Entertainment may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this document, Conspiracy Entertainment has filed a lawsuit against Bravado International Group, Inc. and Cousins Entertainment, Inc. in connection with a breach of contract for the development and exploitation of a computer game.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On May 29, 2003, our Board of Directors determined it was advisable and in our and your best interests to enter into, and by unanimous written consent approved and adopted, the matters described in the Share Exchange Agreement, including the Acquisition . Our Board of Directors determined that these transactions represent, in the Board’s opinion, the most prudent way for us to conduct business in the future. Our Board of Directors’ approval of the Acquisition is based upon a number of factors described in this Information Statement.

Pursuant to the applicable provisions of the Utah Revised Business Corporations Act (“URBC”) and our Articles of Incorporation, on May 29, 2003, the holders of a majority of the outstanding common stock holding approximately 80.3% of the outstanding shares of our common stock (the “Majority Shareholders”) executed a written consent in favor of the actions described herein.

The Information Statement was furnished to shareholders of Lance Systems, Inc., in connection with the following matters that were approved by our Board of Directors on May 29, 2003 and by the holders of a majority of the outstanding shares of our common stock by written consent on May 29, 2003: The change of the Company’s corporate name to “Conspiracy Entertainment Holdings, Inc.” The 350-for-1 reverse stock split of the issued and outstanding shares of the Company’s common stock.

The acquisition of the issued and outstanding shares of Conspiracy Entertainment Corporation, in exchange for the issuance of 21,552,900 shares of our common stock, subject to the terms and conditions set forth in the Share Exchange Agreement attached to the Information Statement as Annex “B” (the “Acquisition”). The election of Sirus Ahmadi, Keith Tanaka and Randy Broweleit as directors of Lance Systems. The adoption of the 2003 Incentive Share Option Plan. The appointment of Chisholm and Associates as the independent auditors of Lance Systems for the fiscal year ending June 30, 2003, subject to the completion of the acquisition of Conspiracy Entertainment.

The Information Statement was provided pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended. The Information Statement also constituted notice to shareholders of taking a corporate action by written consent of the shareholders, as required by Section 16-10(a)-704(2) of the Utah Revised Business Corporations Act (“URBC”).

The Share Exchange Agreement stated, among other things that Lance Systems, Inc. would acquire all of the issued and outstanding shares of Conspiracy Entertainment in exchange for 21,552,900 post-reverse split shares of our common stock.

On August 11, 2003, the Share Exchange Agreement was consummated with Conspiracy Entertainment, Inc.

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. Our shares are listed on the OTC Bulletin Board with little or no market activity. Holders of our common stock are entitled to receive dividends out of assets legally available for this purpose at the times and in the amounts as the Board of Directors may from time to time determine. Holders of common stock will share equally on a per share basis in any dividend declared by the Board of Directors. We have not paid any dividends on our common stock and do not anticipate paying any cash or other dividends in the foreseeable future.

(b) Holders. Management calculates that the approximate number of holders of the Company’s Common Stock, as of December 31, 2003 was approximately 372.

(c) Dividends. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(d) Sales of Unregistered Common Stock. Pursuant to the Share Exchange Agreement, Lance Systems issued 21,552,900 shares of common stock, to the shareholders of Conspiracy Entertainment, Inc.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward-looking statements.

(a) Plan of Operation: Next Twelve Months.

Technology Development

The company plans to develop and publish software for the upcoming Sony PSP handheld system to be released in 2005. Accordingly, we will begin investing resources for licenses and the development of these products. We will continue to publish ‘value’ products for the Sony Playstation 2, Nintendo Gamecube, Microsoft Xbox and PC platforms.

Marketing

Based on our "value" product line, we will have a heavy focus on PR-Print/Online, and Channel marketing with retailers. We are in the process of updating our website which we hope to have completed by year end. As industry standard, we plan on and will invest company resources to maintain some presence at the major industry trade shows worldwide.

Market Positioning

We are currently positioning our company as a "value provider" offering premium products at discounted pricing. To date we have been very successful in this area and will continue use company resources seeking products to fill this niche market. Our strategy in Europe will be to follow this path already established in the United States.

The focus of the company operations continues to be solely in the Console/PC gaming business. The company has no desire to ever enter into the adult entertainment or any related industry deemed unacceptable to minors.

Raising Capital

We are currently in the process in raising capital and hiring an Investor Relations/PR Firm to assist in our efforts.

Selling, General and Administrative
Although we anticipate Selling, General and Administrative expenses to increase from 2003, basically due to the addition of our European office, we have only nine full time employees worldwide and continue to maintain a low overhead.

Research and Development Expenses
Development cost is continually one of the largest cost of goods sold accounts for any software company. Management will continue to wisely use company resources to seek out accomplished developers to develop their products. Research comes in the form of travel and attending developer trade shows as well as setting up potential developer site visits.

Operating Segment Information

We will invest some of the company’s resources into our Conspiracy Entertainment European subsidiary founded January 2004. Our strategy is to pick up the European distribution rights whenever available and at minimal pricing and to distribute or license these rights via our newly established channels. In some instances we will procure the European rights only. If projections are accurate, it is hope the company will be cash flow independent by the end of 2004.

Risk Factors Associated with The Company’s Business and Future Operating Results

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

(b) Results of Operations. For the year ended December 31, 2003, we had a net loss of 2,252,444 from operations.

ITEM 7. Financial Statements.

(a) Audit Committee.        None.

(b) Financial Statements. Audited Financial Statements for year ended December 31, 2003, is provided as Exhibit AFK-03, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Biographical information about these management personal is unchanged from our previous annual report.

Name	Age	Position	Term
Sirus Ahmadi	(34)	Chief Executive Officer and Director	Annual
Keith Tanaka	(41)	Chief Financial Officer, Secretary, Director	Annual
Randy Broweleit	(48)	Director	Annual

These Officers and Directors for the year 2003, and previously, will continue to serve in 2003-2004, but have retired in favor of new officers and directors.

Sirus Ahmadi, 34, is currently the President/CEO and board member of Conspiracy Entertainment Holdings, Inc. Prior to that, Mr. Ahmadi was the President/CEO of Conspiracy Entertainment Corporation since 1997. Mr. Ahmadi is currently a non-compensated board member for a wireless gaming company.

Keith Tanaka, 41, is currently the Controller/CFO and board member of Conspiracy Entertainment Holdings, Inc. Prior to that, Mr. Tanaka was the Controller/CFO of Conspiracy Entertainment Corporation since 2000. Before joining Conspiracy Entertainment Corporation, he was an independent consultant for Conspiracy Entertainment Corporation since 1997. Mr. Tanaka is currently a non-compensated board member for a wireless gaming company.

Randy Broweleit, 48, is currently a board member of Conspiracy Entertainment Holdings, Inc. Prior to that Mr. Broweleit served as the Sr. VP and General Manager of Konami of America since 2000. In 1998, he held the position of VP of Business Development for Animation Science Corporation.

ITEM 10. Executive Compensation.

In 2003, Sirus Ahmadi and Keith Tanaka received salaries of $ 324,000 and $ 134,400 respectively however $ 111,929 of this was deferred due to the company’s cash position. To date Mr. Ahmadi and Mr. Tanaka have deferred $ 390,329 in salaries.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

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

Name and Address of Beneficial Owner Common Stock	Share Ownership	% of Total
Sirus Ahmadi, Chief Executive Officer & Director	14,779,131	49.00

Keith Tanaka, Chief Financial Officer & Director	2,155,290	7.15

Randy Broweleit, Director	0	0

Total Issued and Outstanding (Reference)	30,159,546	100.00

Total Issued and Outstanding	30,159,546	100.00
Less All Affiliates	21,552,900	71.46

Non-Affiliates	8,606,646	28.54

(a) Changes in Control. As of August 11, 2003, pursuant to the Share Exchange Agreement, President John Spicer surrendered all of his common stock in the Company in consideration of the acquisition. Mr. Spicer currently owns no common stock in the Company.

ITEM 12. Certain Relationships and Related Transactions.

None.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements. Please see Attachment AFK-03: Audited Financial Statements for the years ended June 2003, 2002 and from inception.

(b) Form 8-K Reports. None.

(c) Exhibits.

2. PLAN OF SHARE EXCHANGE - Previously filed in DEF 14C on July 02, 2003

31. CERITIFICATION PURSUANT TO 18 USC SECTION 1350

32. CERTIFICATION PURSUANT TO 18 USC SECTION 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Conspiracy Entertainment Holdings, Inc

by

Dated: April 14, 2004

/s/Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Exhibit 31

Section 302 Certification

   CERTIFICATIONS PURSUANT TO SECTION 302

   I, Sirus Ahmadi, Chief Executive Officer, certify that:

1. I have reviewed this Annual report on Form 10-KSB of December 31, 2003;

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

Dated: April 14, 2004

/s/Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302

   I, Kieth Tanaka, Chief Financial Officer, certify that:

1. I have reviewed this Annual report on Form 10-KSB of December 31, 2003;

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

Dated: April 14, 2004

/s/Kieth Tanaka
Kieth Tanaka
Chief Financial Officer

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sirus Ahmadi, Chief Executive Officer, In connection with the Annual Report of Conspiracy Entertainment Holdings, Inc. on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sirus Ahmadi, President, and Chief Executive Officer of Conspiracy Entertainment Holdings, Inc. and a member of the Board of Directors, certify, pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)   This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: April 14, 2004

/s/Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kieth Tanaka, Chief Financial Officer, In connection with the Annual Report of Conspiracy Entertainment Holdings, Inc. on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kieth Tanaka, Secretary, Treasurer, and Chief Financial Officer of Conspiracy Entertainment Holdings, Inc. and a member of the Board of Directors, certify, pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)   This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: April 14, 2004

/s/Kieth Tanaka
Kieth Tanaka
Chief Financial Officer

Conspiracy Entertainment Holdings, Inc.

Financial Statements

December 31, 2003 and 2002

C O N T E N T S

Auditor’s Report

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
of Conspiracy Entertainment Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Conspiracy Entertainment Holdings, Inc., as of December 31, 2003 and the related consoldiated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Conspiracy Entertainment Holdings, Inc., for the year ended December 31, 2002, were audited by other auditors whose report dated April 30, 2003 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conspiracy Entertainment Holdings, Inc. as of December 31, 2003 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2003. Additionally, the Company is in default on its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah 84010

March 5, 2004

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets

December 31,
2003
ASSETS
Current Assets
Cash	$44,329
Accounts Receivable (net of allowance of $0)	20,000
Prepaid expenses	11,559

Total Current Assets	75,888

Property & Equipment (Net)	56,615

Other Assets
Capitalized software development and licenses	571,210
Deposits	8,025
Investments	11,272

Total Other Assets	590,507

Total Assets	$723,010

The accompanying notes are an integral part of these financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets
(continued)

December 31,
2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,287,175
Accounts Payable-related party	$262,801
Accrued Expenses	68,672
Payroll Taxes Payable	283,757
Deferred Compensation	416,330
Deferred Revenue	268,677
Current Portion of Lease Obligations	15,906
Notes Payable	1,224,241

Total Current Liabilities	5,827,559

Long-Term Liabilities
Capital Lease Obligations	25,311
Less Current Portion	(15,906)

Total Long-Term Liabilities	9,405

Total Liabilities	5,836,964

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 30,159,546 shares	30,159
Additional Paid in Capital	4,225
Other Comprehensive Income	(30,082)
Retained Earnings (Deficit)	(5,118,256)

Total Stockholders' Equity	(5,113,954)

Total Liabilities and Stockholders' Equity	$723,010

The accompanying notes are an integral part of these financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2003	2002
Revenues, Net
Product Sales	$1,881,629	$5,162,685
License Revenue	495,478	1,167,205

Total Revenues	2,377,107	6,329,890

Cost of Sales
Product Costs	1,161,808	3,053,457
License Development	1,092,211	2,826,304

Total cost of sales	2,254,019	5,879,761

Gross Profit (Loss)	123,088	450,129

Operating Expenses
General & Administrative	689,144	941,941
Professional Fees	890,148	164,881
Wages & Salaries	815,133	1,065,701

Total Operating Expenses	2,394,425	2,172,523

Net Operating Income (Loss)	(2,271,337)	(1,722,394)

Other Income(Expense)
Interest Income	2	23
Interest Expense	(50,309)	(3,724)
Other Income (Expense)	70,000	-

Total Other Income(Expense)	19,693	(3,701)

Income (Loss) Before Income Taxes	(2,251,644)	(1,726,095)

Provision for Income Taxes	800	800

Net Income (Loss)	$(2,252,444)	$(1,726,895)

Net Income (Loss) Per Share	$(0.07)	$(0.06)

Weighted Average Shares Outstanding	30,159,546	30,159,546

The accompanying notes are an integral part of these financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

			Committed	Additional	Retained
	Common Stock		Common	Paid-in	Earnings
	Shares	Amount	Stock	Capital	(Deficit)
Balance, December 31, 2001	30,159,546	$27,047	-	$4,225	$(1,138,918)

Common stock committed as
compensation expense	-	-	3,112	-	-

Net loss for the year ended
December 31, 2002	-	-	-	-	(1,726,895)

Balance, December 31, 2002	30,159,546	$27,047	$3,112	$4,225	$(2,865,813)

Reverse merger adjustement (note 1)	-	3,112	(3,112)	-	-

Net loss for the year ended
December 31, 2003					(2,252,444)

Balance, December 31, 2003	30,159,546	$30,159	$-	$4,225	$(5,118,256)

The accompanying notes are an integral part of these financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,252,444)	$(1,726,895)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	38,410	38,605
Amortization of capitalized development costs and licenses	1,188,726	5,160,291
Issuance of committed stock as compensation expense	-	3,112
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	2,237,869	540,986
Prepaid expenses	(562)	(8,732)
Increase (Decrease) in:
Accounts Payable and accrued expenses	(1,308,210)	(35,739)
Due to related party	(20,000)	(7,199)
Deferred compensation	111,930	304,400
Deferred revenue	(439,645)	625,756

Net Cash Provided(Used) by Operating Activities	(443,926)	4,894,585

Cash Flows from Investing Activities:
Purchase of development costs and licenses	(514,412)	(5,283,372)
Purchase of property and equipment	-	(7,823)

Net Cash Provided (Used) by Investing Activities	(514,412)	(5,291,195)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	915,128
Proceeds from convertible note payable	-	300,000
Principal Payments on notes payable	(15,700)
Principal Payments on capital lease obligations	(12,755)	(12,270)

Net Cash Provided (Used) by Financing Activities	886,673	287,730

Increase (Decrease) in Cash	(71,665)	(108,880)

Cash and Cash Equivalents at Beginning of Period	115,994	224,874

Cash and Cash Equivalents at End of Period	$44,329	$115,994

The accompanying notes are an integral part of these financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2003	2002

Cash Paid For:
Interest	$-	$3,724

Income Taxes	$800	$800

Non-Cash Investing and Financing Activities:
Receivables assigned to payable vendor	$-	$2,133,165

Assets purchased on capital lease	$-	$72,199

Stock Issued for Marketing Rights	$-	$-

The accompanying notes are an integral part of these financial statements.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Conspiracy Entertainment Holdings, Inc., (formerly Lance Systems, Inc.) (the Company). The Company was incorporated under the laws of the state of Utah on July 29, 1982 as Strategic Recovery Corporation. On February 16, 1987, the Company merged with Lance, Inc., (a Utah Corporation), and changed its name to Lance Systems, Inc. The Company was organized for the purpose of acquiring investments. However, subsequent to the merge, the Company changed its purpose from acquiring investments to creating, developing and selling micro computer software. The Company has ceased operations and is presently seeking new business opportunities believed to hold a potential for profit. The Company is considered a development stage company as defined in SFAS No. 7.

On October 7, 2003, the Company effected a reorganization and acquisition agreement with Conspiracy Entertainment Holdings, Inc. (CEG). The reorganization agreement provided for the issuance of 21,552,900 shares of common stock to the shareholder of CEG, for all outstanding shares of CEG. Pursuant to the acquisition, CEG became a wholly-owned subsidiary of the Company, and the name of the Company was changed to Conspiracy Entertainment Holdings, Inc. The reorganization was recorded as a reverse acquisition using the purchase method of business combination. In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of CEG. The shares issued to the shareholders of CEG have been stated retroactively, as though a 1,026 for 2 stock split occurred. The reverser merger adjustment is therefore all the shares held by the Lance shareholders prior to the acquisition.

b. Accounting Method

The Company recognizes income and expense on the accrual basis of accounting. The Company has elected a December 31 year end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d. Receivables

The Company sells its products throughout the United States. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e. Assignment of Accounts Receivable

Regularly, the Company assigns its receivables to vendors with recourse and accounts for such assignments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Assigned accounts receivable are shown on the accounts receivable section of the balance sheet until collected by the beneficiary. Should the accounts receivable become uncollectible, the Company is ultimately responsible for paying the vendor and recording an allowance for potential credit losses as deemed necessary. The assigned accounts receivable are generally collected within 90 days; therefore, the balance shown approximates its fair value.

f. Capitalized Development Costs and Licenses

Capitalized development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

The Company accounts for software development costs in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasability of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.

For products where proven technology exits, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, the Company expenses, as part of cost of sales, when the Company believes such amounts are not recoverable. Amounts related to capitalized development costs that are not capitalized are charged immediately to cost of sales. The Company evaluated the future recoverability of capitalized amounts on a quarterly basis. The recoverablility of capitalized development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders of the product prior to its release.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverablilty of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

Capitalized license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the products. Depending on the agreement with the rights holder, the Company may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product over a shorter period of time.

The Company evaluates the future recoverability of capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. Prior to the related product’s release, the Company expenses, as part of cost of sales, licenses when the Company believes such amounts are not recoverable. Capitalized development cost for those products that are cancelled or abandoned are charged to cost of sales. The following criteria are used to evaluated expected product performance: historical performance of comparable products using comparable technology and orders fo the product prior to its release.

Commencing upon the related products release, capitalized license costs are amortized to cost of sales - licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed trademark or copyright will be utilized. As license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year. For intellectual property included in products that have been released, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Property and Equipment
Software and equipment as of December 31, 2003 and 2002 consists of the following and are recorded at cost:

2003
Development tools	$25,910
Furniture and fixtures	70,878
Equipment held under capital lease agreements	72,199
Leasehold improvements	24,457

Total fixed assets	193,444
Accumulated depreciation	136,831

Net software and equipment	$56,613

Provision for depreciation of software and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

Computer equipment	5 Years
Software and loan costs	3 Years
Office equipment	6 Years
Furniture and fixtures	10 Years
Leasehold improvements	5 Years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $38,410 and $38,605 for the years ended December 31, 2003 and 2002, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2003 and 2002, no impairments were recognized.

h. Revenue Recognition

Revenue from video game distribution contracts, which provide for the receipt of non-refundable guaranteed advances, is recognized when the games are delivered to the distributor by the manufacturer under the completed contract method, provided the other conditions of sale as established by the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” are satisfied:

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i.     Persuasive evidence of an arrangement exists.
ii.    Delivery has occurred or services have been rendered.
iii.   The seller’s price to the buyer is fixed or determinable.
iv.   Collectibility is reasonably assured

Until all of the conditions of the sale have been met, amounts received on such distribution contracts are recorded as deferred income. Although regularly the Company enters into the assignment of accounts receivable to vendors, the Company does not record revenues net versus gross per Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” since the Company:

i.          Acts as the principal in the transaction.
ii.   Takes title to the products.
iii.   Has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns.
iv.   Does not act as an agent or broker.

At all times, the Company maintains control of the development process an is responsible for directing the vendor. Other than for payment, the customer does not communicate with the vendor.

The Company utilizes the completed contract method of revenue recognition as opposed to the percentage-of-completion method of revenue recognition for substantially all of its products since the majority of its products are completed within six to eight months. The Company completes the products in a short period of time since the Company obtains video games that are partially complete or obtains foreign language video games published by foreign manufacturers that are completed.

i. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 was $184,731 and $245,936, respectively

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 “Earnings per Share.” Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2003 and 2002 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

	For the Years Ended
	December 31,
Basic Earnings per share:	2003	2002
Income (Loss)(numerator)	$(2,252,444)	$(1,726,895)
Shares (denominator)	23,704,561	21,552,900

Per Share Amount	$(.10)	$(.08)

k. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

NOTE 2 - INCOME TAXES

The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses. At December 31, 2003, the Company had net operating losses totaling approximately $5,100,000 which begin to expire in the year 2015.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - INCOME TAXES (Continued)

Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” The applicable federal and state tax rates in effect at December 31, 2003 and 2002 were used in calculating the income tax liabilities, expense, and deferred taxes.

The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2003 and 2002:

	2003	2002
Expected tax benefit	$(765,800)	$(587,000)
State income taxes, net of federal benefit	(112,600)	(101,000)
Changes in valuation allowance	879,200	687,500
Other	-	1,300

Total	$800	$800

The following table summarizes the significant components of the Company’s deferred tax asset at December 31, 2003:

2003
Deferred tax assets
Deferred revenue	$91,300
State taxes	-
Net operating loss carry-forwards	1,734,000
Valuation allowance	(1,825,300)

Net deferred tax asset	$-

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards. As of December 31, 2003 and 2002, a valuation allowance has been recorded in the amount of $(1,734,000) and $(687,000), respectively.

NOTE 3 - Convertible Notes Payable

On February 25, 2003, the Company entered into a convertible notes payable agreement with Calluna Capital Corporation for $450,000, of which $300,000 was received on December 10, 2002. The convertible note payable is secured by the general credit of the Company, the personal guarantee of the Company’s Chief Executive Officer, and 9,000 shares of outstanding common stock held by the Chief Executive Officer.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 3 - Convertible Notes Payable (Continued)

On August 5, 2003, the Company entered into a convertible notes payable agreement with Fraser Lakes Enterprises, Ltd. for $500,000. The convertible note payable is secured by the general credit of the Company and the personal guarantee of the Company’s Chief Executive Officer, and Chief Operations Officer.

The convertible notes payable are non-interest bearing and due on demand. The loans are repayable by the issuance of 1,492,537 shares of the Company’s common stock at a preset conversion rate of $.67 per share.

NOTE 4 - Notes Payable

The Company has the following notes payable obligations:

December 31,
2003
Note Payable, to individual, unsecured,
non-interest bearing and due on demand	$12,500
Note Payable, to individual, interest payable
annually at 50,000, unsecured and due on demand	261,741

Total Notes Payable	274,241
Less Current Maturities	274,241

Total Long-Term Notes Payable	$-

Following are maturities of long-term debt for each of the next five years:

Year	Amount
2004	$274,241
2005	-
2006	-
2007	-
2008	-
Total	$274,241

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 5 - Lease Commitments

The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in April 2006. The Company also leases certain office equipment and a vehicle under non-cancelable capital lease arrangements that expire through September 2005. Future minimum lease payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at December 31, 2003 were as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases
2004	$49,424	$16,452
2005	50,900	9,630
2006	17,132	-

	$117,456	26,082

Less amount representing interest		2,783

		23,299
Less current portion		13,669

Long-term portion		$9,630

Included in property and equipment is capitalized leased equipment of $72,199 with accumulated depreciation of $41, 107 at December 31, 2003.

Rent expense was $89,226 and $119,184 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - Agreements

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Operating Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company’s total issued and outstanding common shares as of the date of the agreement. As of December 31, 2003, the Company recorded $812,589 of compensation expense, of which $1,556 is related to committed common stock, and $416,330 of deferred compensation as related to these agreements.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 6 - Agreements (continued)

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of December 31, 2003 and 2002 the Company withheld $117,400 and $94,500, respectively. As of December 31, 2003, the Company had not remitted any of the 2001, 2002 or 2003 withholdings to the IRS for which it might be subject to penalties and interest. As of December 31, 2003, the Company had not been audited or invoiced by the IRS. The amount due at December 31, 2003 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Vacation Accrual

During the years ended December 31, 2003 and 2002, the Company did not accrue liabilities for vacation payable to employees. The Company’s management believes all vacation earned during and prior to 2003 was utilized by the employees of the Company as of December 31, 2003, and accordingly, has not recorded an accrued liability.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2003, the Company incurred a net loss of
$2,252,444. In addition, the Company had an accumulated deficit of  $5,118,256 as of December 31, 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company’s development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company’s cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 8 - ACCOUNTS PAYABLE - SWING ENTERTAINMENT

   The Company obtains most of its financing for development costs through Swing Entertainment. The Company had entered into various licensing agreements with Swing Entertainment for the development of games. Based on these agreements, the Company received advances from the vendor in order to finance its operations. On December 4, 2001, the Company entered into an agreement with Swing Entertainment to assign its receivables with recourse in return of the extinguishment of its liability of $410,619.

During the year ended December 31, 2002, the Company entered into several agreements with Swing Entertainment to assign its receivables with recourse for the extinguishment of liability of $2,133,165. As of December 31, 2002, the Company had accounts payable to Swing Entertainment of $4,571,353.
.
NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has a development agreement with one of its investors, ELO Interactive, for the development of a game. The owner of ELO Interactive also owned 14% of the Company’s common stock as of December 31, 2002. As of December 31, 2002, the Company had $3,501 of accounts payable due to this investee, which is included in accounts payable due to this investee, which is included in accounts payable and accrued expenses in the accompanying balance sheet. During the year ended December 31, 2002, the Company recorded $10,001 in development expenses related to this agreement.

As of December 31, 2002, the Company owned $282,801 to one of its developers, who is also one of the Company’s directors and a shareholder. During the years ended December 31, 2002 and 2001, the Company did not record any development expense related to this developer since the expense was incurred during the year ended December 31, 2000.

NOTE 10 - CONCENTRATIONS AND UNCERTAINTIES

Amounts due from one major customer represented 100% of the net accounts receivable balance at December 31, 2002. Amounts due to one major vendor represen5ted 94% of the net accounts payable balance at December 31, 2002. Total net sales earned from two and one customers constituted 100% of total net sales earned for the years ended December 31, 2002 and 2001, respectively.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 11 - INVESTMENTS

On January 1, 1998, the Company signed a stock purchase agreement with a shareholder in return for a 49% investment in ELO Interactive Media Co. (“ELO”) for $11,272. The Company accounts for this investment using the equity method of accounting. Due to the immateriality of the balance, this amount is included in other assets on the accompanying balance sheet.

During the year ended December 31, 2001, Swing Entertainment, Inc. (“Swing”), the Company’s major developer and licensor, attempted to acquire the Company. As part of the intended acquisition, a stock purchase agreement was signed between the Company and ELO to increase the Company’s investment in the vendor from 49% to 51%. As of December 31, 2002, the acquisition had been canceled, and the investment remains at 49%.

NOTE 12- CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at December 31, 2003 consisted of the following:

       Capitalized development costs       $ 111,000
       Capitalized licenses                564,846
       Less accumulated amortization        (104,636)
       Total                      $ 571,210

Amortization expense was $1,188,726 and $5,160,291 for the years ended December 31, 2003 and 2002, respectively.

NOTE 13 - NEW TECHNICAL PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company’s financial statements.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 13 - NEW TECHNICAL PRONOUNCEMENTS

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities.. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 13 - NEW TECHNICAL PRONOUNCEMENTS

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 14 - Subsequent Events

In April 2004, the Company entered into a settlement agreement with Swing Entertainment Media (SWING). Pursuant to the agreement the Company will issue 200,000 common shares for relief of all obligations to or from SWING. The effect of this agreement on the financial statements of the Company is substantial. Approximately 2.4 million of payables will be converted to equity. An agreement was also reached, which will provide the Company to purchase the “Tiny-Toons” game for development and marketing for $100,000.