Form 10QSB
period 2004-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2004-05-17
CIK 1136424

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The aggregate number of Issuer’s shares of Common Stock, $.001 par value, outstanding on March 31, 2004 was 30,159,546.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐  No   ☒

Page - 1

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Page - 2

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

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of our operations from January 01, 2004, through March 31, 2004 are reflected in the information furnished herein. The results of our operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Results of Operations

For the quarter ended March 31, 2004, we had revenues of $ 422,352 and incurred $ 600,354 of cost of sales and expenses and a net loss of ($ 178,002). In the same period a year earlier we had revenues of $ 188,751 and incurred $ 594,239 of cost of sales and expenses and a net loss of ($405,488).

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

Page - 3

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

Page - 4

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

Dated: March 31, 2004

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
a Utah Corporation                             (Issuer)

By:	/s/ Sirus Ahmadi
Sirus Ahmadi Chief Executive Officer and President

By:	/s/ Keith Tanaka
Keith Tanaka Chief Financial Officer

Page - 5

EXHIBIT 31

Page - 6

CERTIFICATIONS PURSUANT TO SECTION 302

I, Sirus Ahmadi, Chief Executive Officer, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of March 31, 2004;

2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and

c) presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 17, 2004
/s/Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Page - 7

CERTIFICATIONS PURSUANT TO SECTION 302

I, Kieth Tanaka, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of March 31, 2004;

2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and

c) presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 17, 2004
/s/Kieth Tanaka
Kieth Tanaka
Chief Financial Officer

Page - 8

EXHIBIT 32

Page - 9

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sirus Ahmadi, Chief Executive Officer, In connection with the Quarterly Report of Conspiracy Entertainment Holdings, Inc. on Form 10-QSB for the period ending March  31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sirus Ahmadi, President, and Chief Executive Officer of Conspiracy Entertainment Holdings, Inc. and a member of the Board of Directors, certify, pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: May 17, 2004

/s/Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Page - 10

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kieth Tanaka, Chief Financial Officer, In connection with the Quarterly Report of Conspiracy Entertainment Holdings, Inc. on Form 10-QSB for the period ending March  31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kieth Tanaka, Secretary, Treasurer, and Chief Financial Officer of Conspiracy Entertainment Holdings, Inc. and a member of the Board of Directors, certify, pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: May 17, 2004

/s/Kieth Tanaka
Kieth Tanaka
Chief Financial Officer

Page - 11

Conspiracy Entertainment Holdings, Inc.

Consolidated Financial Statements

March 31, 2004

Page - 12

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets

March 31,
2004
ASSETS	(Unaudited)
Current Assets:
Cash	$1,776
Accounts Receivable, net	50,000
Prepaid Expenses	11,559

Total Current Assets	63,335

Property and Equipment, Net	48,234

Other Assets:
Capitalized Development Costs and Licenses, Net	731,210
Deposits	8,025
Investments	11,272

Total Other Assets	750,507

Total Assets	$862,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$3,271,648
Accounts Payable - Related Party	262,801
Accrued Expenses	13,094
Accrued Interest Payable	91,310
Payroll Taxes Payable	300,288
Deferred Compensation	458,574
Deferred Revenue	312,246
Lease Obligations - Current	13,427
Convertible Notes Payable	1,185,000
Notes Payable	243,760

Total Current Liabilities	6,152,148

Long-Term Liabilities:
Lease Obligations - Noncurrent	22,832
Less: Current Portion	(13,427)

Total Long-Term Liabilities	9,405

Total Liabilities	6,161,553

Stockholders' Equity:
Common Stock, 100,000,000 Shares Authorized, $.001 Par Value,
30,159,546 Shares Issued and Outstanding	30,159
Additional Paid in Capital	4,225
Other Comprehensive Income	(37,601)
Retained Earnings (Deficit)	(5,296,260)

Total Stockholders' Equity	(5,299,477)

Total Liabilities and Stockholders' Equity	$862,076

The accompanying notes are an integral part of these financial statements.

Page - 13

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003

Revenues	$422,352	$188,751

Cost of Sales	297,781	135,008

Gross Profit (Loss)	124,571	53,743

Operating Expenses:
Depreciation Expense	8,380	9,602
Professional Fees	45,000	23,500
Salaries & Wages	166,234	239,748
General & Administrative	96,898	185,534

Total Operating Expenses	316,512	458,385

Net Operating Income (Loss)	(191,941)	(404,642)

Other Income(Expense)
Interest Income	-	2
Interest Expense	(36,061)	(848)
Miscellaneous Income	50,000	-

Total Other Income(Expense)	13,939	(846)

Income (Loss) Before Income Taxes	(178,002)	(405,488)

Income Tax Expense	-	-

Net Income (Loss)	$(178,002)	$(405,488)

Net Income (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	30,159,546	30,159,546

The accompanying notes are an integral part of these financial statements.

Page - 14

Conspiracy Entertainment Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net Income (Loss)	$(178,002)	$(405,488)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	8,380	9,602
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(30,000)	98,515
(Increase) Decrease in Prepaid Expenses	-	10,997
Increase (Decrease) in Accounts Payable and Accrued Expenses	36,735	(50,218)
Increase (Decrease) in Deferred Revenue	43,569	280,252
Increase (Decrease) in Deferred Compensation	42,244	(14,597)

Net Cash Provided(Used) by Operating Activities	(77,074)	(70,937)

Cash Flows from Investing Activities:
Payments for Development Costs and Licenses	(160,000)	(12,470)
Payments for Property and Equipment	-	(2,871)

Net Cash Provided (Used) by Investing Activities	(160,000)	(15,341)

Cash Flows from Financing Activities:
Proceeds from Notes Payable		-
Proceeds from Convertible Notes Payable	235,000	175,000
Payments for Capital Leases	(2,479)	(3,410)
Principal Payments on Notes Payable	(38,000)	-

Net Cash Provided (Used) by Financing Activities	194,521	171,590

Increase (Decrease) in Cash	(42,553)	85,312

Cash and Cash Equivalents at Beginning of Period	44,329	115,994

Cash and Cash Equivalents at End of Period	$1,776	$201,306

Cash Paid For:
Interest	$329	$848

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 15

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
March 31, 2004

GENERAL

Conspiracy Entertainment Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Page - 16