Form 10QSB/A
period 2004-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2004-07-19
CIK 1136424

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

This filing is being made to correct previous financial errors only. The Financial tables and notes are only being replaced.

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

Dated: July 19, 2004
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

Dated: July 19, 2004
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

Certification Dated: July 19, 2004

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

Certification Dated: July 19, 2004

/s/Kieth Tanaka
Kieth Tanaka
Chief Financial Officer

Page - 11

Conspiracy Entertainment Holdings, Inc.

Consolidated Financial Statements

March 31, 2004

Page - 12

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets

March 31,
2004
ASSETS	(Unaudited)
Current Assets:
Cash	$1,776
Accounts Receivable, net	50,000
Prepaid Expenses	11,559

Total Current Assets	63,335

Property and Equipment, Net	48,234

Other Assets:
Capitalized Development Costs and Licenses, Net	731,210
Deposits	8,025
Investments	11,272

Total Other Assets	750,507

Total Assets	$862,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$3,271,648
Accounts Payable - Related Party	262,801
Accrued Expenses	13,094
Accrued Interest Payable	91,310
Payroll Taxes Payable	300,288
Deferred Compensation	458,574
Deferred Revenue	312,246
Lease Obligations - Current	13,427
Notes Payable	218,760

Total Current Liabilities	4,942,148

Long-Term Liabilities:
Lease Obligations - Noncurrent	22,832
Less: Current Portion	(13,427)

Total Long-Term Liabilities	9,405

Total Liabilities	4,951,553

Stockholders' Equity:
Common Stock, 100,000,000 Shares Authorized, $.001 Par Value,
31,862,082 Shares Issued and Outstanding	31,861
Additional Paid in Capital	1,212,523
Other Comprehensive Income	(37,601)
Retained Earnings (Deficit)	(5,296,260)

Total Stockholders' Equity	(4,089,477)

Total Liabilities and Stockholders' Equity	$862,076

The accompanying notes are an integral part of these financial statements.

Page - 13

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003

Revenues	$422,352	$188,751

Cost of Sales	297,781	135,008

Gross Profit (Loss)	124,571	53,743

Operating Expenses:
Depreciation Expense	8,380	9,602
Professional Fees	45,000	23,500
Salaries & Wages	166,234	239,748
General & Administrative	96,898	185,534

Total Operating Expenses	316,512	458,385

Net Operating Income (Loss)	(191,941)	(404,642)

Other Income(Expense)
Interest Income	-	2
Interest Expense	(36,061)	(848)
Miscellaneous Income	50,000	-

Total Other Income(Expense)	13,939	(846)

Income (Loss) Before Income Taxes	(178,002)	(405,488)

Income Tax Expense	-	-

Net Income (Loss)	$(178,002)	$(405,488)

Net Income (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	31,207,260	30,159,546

The accompanying notes are an integral part of these financial statements.

Page - 14

Conspiracy Entertainment Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(178,002)	$(405,488)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	8,380	9,602
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(30,000)	98,515
(Increase) Decrease in Prepaid Expenses	-	10,997
Increase (Decrease) in Accounts Payable and Accrued Expenses	36,735	(50,218)
Increase (Decrease) in Deferred Revenue	43,569	280,252
Increase (Decrease) in Deferred Compensation	42,244	(14,597)

Net Cash Provided(Used) by Operating Activities	(77,074)	(70,937)

Cash Flows from Investing Activities:
Payments for Development Costs and Licenses	(160,000)	(12,470)
Payments for Property and Equipment	-	(2,871)

Net Cash Provided (Used) by Investing Activities	(160,000)	(15,341)

Cash Flows from Financing Activities:
Proceeds from Convertible Notes Payable	25,000	175,000
Proceeds from Exercise of Stock Warrant	210,000	-
Payments for Capital Leases	(2,479)	(3,410)
Principal Payments on Notes Payable	(38,000)	-

Net Cash Provided (Used) by Financing Activities	194,521	171,590

Increase (Decrease) in Cash	(42,553)	85,312

Cash and Cash Equivalents at Beginning of Period	44,329	115,994

Cash and Cash Equivalents at End of Period	$1,776	$201,306

Cash Paid For:
Interest	$329	$848

Income Taxes	$-	$-

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

STOCKHOLDERS’ EQUITY

On March 10, 2004, the Company issued 1,492,536 shares of common stock in satisfaction of $1,000,000 in convertible notes payable. Accordingly, additional paid-in-capital has been credited $998,508.

During the quarter, shareholders of the Company exercised their stock warrants in the Company. The Company issued 210,000 shares of common stock at a exercise price of $1.00 per share. Common stock and related additional paid-in capital have been increased by $210 and $209,790, respectively.

Page - 16