Form 10QSB
period 2004-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2004-08-13
CIK 1136424

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The aggregate number of Issuer’s shares of Common Stock, $.001 par value, outstanding on June 30, 2004 was 34,654,282.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐  No   ☒

Page - 1

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

INDEX

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	5

	Condensed Statements of Operations (unaudited) for the three months ended June 30, 2003 and 2004, and for the period from inception through June 30, 2004	6

	Condensed Statements of Cash Flows (unaudited) for the three months ended June 30, 2003 and 2004, and for the period from inception through June 30, 2004	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	10

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	10

Item 3.	Defaults upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

Page - 2

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

The condensed financial statements included herein have been prepared by Conspiracy Entertainment Holdings, Inc. (the “Company”, “Issuer”, “we”, “us”, or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of our operations from January 01, 2004, through June 30, 2004 are reflected in the information furnished herein. The results of our operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

Page - 3

Conspiracy Entertainment Holdings, Inc.

Consolidated Financial Statements

June 30, 2004
(Unaudited)

Page - 4

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets

June 30,
2004
ASSETS	(Unaudited)
Current Assets:
Cash	$146,982
Accounts Receivable, net	73,282

Total Current Assets	220,264

Property and Equipment, Net	40,352

Other Assets:
Capitalized Development Costs and Licenses, Net	688,704
Deposits	8,025
Investments	11,272

Total Other Assets	708,001

Total Assets	$968,617
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$855,218
Accounts Payable - Related Party	262,801
Accrued Expenses	13,094
Accrued Interest Payable	90,370
Payroll Taxes Payable	314,428
Deferred Compensation	539,574
Deferred Revenue	323,185
Lease Obligations - Current	12,419
Notes Payable	188,760

Total Current Liabilities	2,599,849

Long-Term Liabilities:
Lease Obligations - Noncurrent	21,824
Less: Current Portion	(12,419)

Total Long-Term Liabilities	9,405

Total Liabilities	2,609,254

Stockholders' Equity:
Common Stock, 100,000,000 Shares Authorized, $.001 Par Value,
34,654,282 Shares Issued and Outstanding	34,653
Additional Paid in Capital	1,523,531
Other Comprehensive Income	(36,661)
Retained Earnings (Deficit)	(3,162,160)

Total Stockholders' Equity	(1,640,637)

Total Liabilities and Stockholders' Equity	$968,617

The accompanying notes are an integral part of these fiancial statements.

Page - 5

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenues	338,237	555,698	760,589	744,449

Cost of Sales	317,805	366,040	615,586	501,048

Gross Profit (Loss)	20,432	189,658	145,003	243,400

Operating Expenses:
Depreciation Expense	7,881	6,658	16,261	16,260
Professional Fees	96,954	53,957	141,954	77,457
Salaries & Wages	158,059	159,737	324,293	399,485
General & Administrative	61,284	242,565	158,182	428,099

Total Operating Expenses	324,178	462,917	640,690	921,302

Net Operating Income (Loss)	(303,746)	(273,259)	(495,687)	(677,901)

Other Income(Expense)
Interest Income	-	-	-	2
Interest Expense	(341)	-	(36,402)	(848)
Forgiveness of Debt	2,438,188	-	2,438,188	-
Miscellaneous Income	-	-	50,000	-

Total Other Income(Expense)	2,437,847	-	2,451,786	(846)

Income (Loss) Before Income Taxes	2,134,101	(273,259)	1,956,099	(678,748)

Income Tax Expense	-	-	-	-

Net Income (Loss)	$2,134,101	$(273,259)	$1,956,099	$(678,748)

Net Income (Loss) Per Share	$0.06	$(11.63)	$0.06	$(28.88)

Weighted Average Shares Outstanding	33,212,157	23,505	31,882,298	23,505

The accompanying notes are an integral part of these fiancial statements.

Page - 6

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$1,956,099	$(678,748)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	16,261	16,260
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(53,282)	(5,358)
(Increase) Decrease in Prepaid Expenses	11,559	10,997
Increase (Decrease) in Accounts Payable and Accrued Expenses	(2,368,555)	(18,053)
Increase (Decrease) in Deferred Revenue	54,508	306,443
Increase (Decrease) in Deferred Compensation	123,244	(17,415)

Net Cash Provided(Used) by Operating Activities	(260,166)	(385,874)

Cash Flows from Investing Activities:
Payments for Development Costs and Licenses	(117,494)	(41,193)
Payments for Property and Equipment	-	-

Net Cash Provided (Used) by Investing Activities	(117,494)	(41,193)

Cash Flows from Financing Activities:
Proceeds from Notes Payable	120,000	-
Proceeds from Convertible Notes Payable	25,000	425,000
Proceeds from Exercise of Stock Warrant	210,000	-
Proceeds from Issuance of Commons Stock	278,800	-
Payments for Capital Leases	(3,487)	(6,135)
Principal Payments on Notes Payable	(150,000)	-

Net Cash Provided (Used) by Financing Activities	480,313	418,865

Increase (Decrease) in Cash	102,653	(8,202)

Cash and Cash Equivalents at Beginning of Period	44,329	115,994

Cash and Cash Equivalents at End of Period	$146,982	$107,792

Cash Paid For:
Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these fiancial statements.

Page - 7

Conspiracy Entertainment Holdings, Inc.
Notes to the Consolidated Financial Statements
June 30, 2004

GENERAL

Conspiracy Entertainment Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

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

On May 17, 2004, the Company issued 2,792,200 shares of common stock for cash at a price of $.10 per share. Accordingly, additional paid-in-capital has been credited $276,008.

ACCOUNTS PAYABLE – SWING ENTERTAINMENT

On June 22, 2004, an agreement between Conspiracy Entertainment Holdings, Inc. (“Conspiracy”) and SWING! Media AG (“SWING”), a German corporation, was reached wherein $2,438,188 in accounts payable to SWING were forgiven pursuant to bankruptcy proceedings by SWING. SWING was a non-related party to Conspiracy. Accordingly, the full amount has been charged to other income.

Page - 8

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Results of Operations

For the quarter ended June 30, 2004, we had revenues of $ 338,237 and incurred $317,805 of cost of sales and expenses, $2,438,188 of other income for forgiveness of debt, and a net profit of $ 2,134,101. In the same period a year earlier we had revenues of $ 555,698 and incurred $ 366,040 of cost of sales and expenses and a net loss of ($273,259).

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

Page - 9

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

On March 10, 2004, the Company issued 1,492,536 shares of common stock in satisfaction of $1,000,000 in convertible notes payable. During the quarter, shareholders of the Company exercised their stock warrants in the Company. The Company issued 210,000 shares of common stock at a exercise price of $1.00 per share. On May 17, 2004, the Company issued 2,792,200 shares of common stock for cash at a price of $.10 per share.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Page - 10

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

Page - 11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2004

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
a Utah Corporation
(Issuer)

By:  /s/    Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer and President

By:  /s/    Keith Tanaka
Keith Tanaka
Chief Financial Officer

Page - 12

Page - 13

CERTIFICATIONS PURSUANT TO SECTION 302

I, Sirus Ahmadi, Chief Executive Officer, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of June 30, 2004;

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

Dated: August 13, 2004
/s/Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Page - 14

CERTIFICATIONS PURSUANT TO SECTION 302

I, Kieth Tanaka, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of June 30, 2004;

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

Dated: August 13, 2004
/s/Kieth Tanaka
Kieth Tanaka
Chief Financial Officer

Page - 15

Page - 16

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sirus Ahmadi, Chief Executive Officer, In connection with the Quarterly Report of Conspiracy Entertainment Holdings, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sirus Ahmadi, President, and Chief Executive Officer of Conspiracy Entertainment Holdings, Inc. and a member of the Board of Directors, certify, pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: August 13, 2004

/s/Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Page - 17

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kieth Tanaka, Chief Financial Officer, In connection with the Quarterly Report of Conspiracy Entertainment Holdings, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kieth Tanaka, Secretary, Treasurer, and Chief Financial Officer of Conspiracy Entertainment Holdings, Inc. and a member of the Board of Directors, certify, pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: August 13, 2004

/s/Kieth Tanaka
Kieth Tanaka
Chief Financial Officer

Page - 18