Form 10QSB
period 2004-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2004-11-16
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition  period from  __________ to __________
      Commission  file number _____________________


                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


               UTAH                                     87-0386790
(State or other  jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

                           612 SANTA MONICA BOULEVARD
                             SANTA MONICA, CA 90401
                    (Address of principal executive offices)

                                 (310) 260-6150
                           (Issuer's telephone number)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12 2004, the issuer had 36,615,509 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
               SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets                                             1

     Consolidated Statements of Operations                                   2

     Consolidated Statements of Cash Flows                                   3

     Notes to Consolidated Financial Statements                              4

Item 2.  Management's Discussion and Analysis or Plan of Operations          6

Item 3.  Controls and Procedures                                             7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         8

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits                                                            9

SIGNATURES                                                                  11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                                                   SEPTEMBER
                                                                       30,
                                                                      2004
                                                                  -----------
                                                                  (Unaudited)
Current Assets:
  Cash                                                            $   209,193
  Cash - Restricted                                                   403,000
  Accounts Receivable, net                                             80,237
                                                                  -----------
    Total Current Assets                                              692,430

  Property and Equipment, Net                                          32,983

Other Assets:
  Capitalized Development Costs and Licenses, Net                     720,717
  Deposits                                                              8,025
  Investments                                                          11,272
                                                                  -----------
    Total Other Assets                                                740,014
                                                                  -----------
    Total Assets                                                  $ 1,465,427
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                $   776,718
  Accounts Payable - Related Party                                      3,501
  Accrued Expenses                                                     13,094
  Accrued Interest Payable                                             90,370
  Payroll Taxes Payable                                               289,275
  Deferred Compensation                                               166,574
  Deferred Revenue                                                    368,257
  Lease Obligations - Current                                           7,378
  Convertible Notes Payable                                         1,050,000
  Notes Payable                                                       133,760
                                                                  -----------
    Total Current Liabilities                                       2,898,927

Long-Term Liabilities:
  Lease Obligations - Noncurrent                                       16,783
  Less: Current Portion                                                (7,378)
                                                                  -----------
    Total Long-Term Liabilities                                         9,405
                                                                  -----------
    Total Liabilities                                               2,908,332
                                                                  -----------

Stockholders' Equity:
  Common Stock, 100,000,000 Shares Authorized,  $.001 Par Value,
    36,650,509 Shares Issued and Outstanding                           36,649
  Additional Paid in Capital                                        2,386,134
  Other Comprehensive Income                                          (36,661)
  Retained Earnings (Deficit)                                      (3,829,027)
                                                                  -----------
Total Stockholders' Equity                                         (1,442,905)
                                                                  -----------
    Total Liabilities and Stockholders' Equity                    $ 1,465,427
                                                                  ===========

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                       FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                           2004            2003            2004            2003
                                      ------------    ------------    ------------    ------------
Revenues                                    27,472         235,468         788,061         979,917

Cost of Sales                               20,546         212,944         636,132         713,992
                                      ------------    ------------    ------------    ------------
Gross Profit (Loss)                          6,926          22,524         151,929         265,924
                                      ------------    ------------    ------------    ------------
Operating Expenses:
  Depreciation Expense                       7,369           9,102          23,630          25,362
  Professional Fees                        419,181          84,431         561,135         161,888
  Salaries & Wages                         144,441         243,434         468,734         642,919
  General & Administrative                 102,070          97,806         260,252         525,905
                                      ------------    ------------    ------------    ------------
    Total Operating Expenses               673,061         434,773       1,313,751       1,356,075
                                      ------------    ------------    ------------    ------------
Net Operating Income (Loss)               (666,135)       (412,249)     (1,161,822)     (1,090,150)
                                      ------------    ------------    ------------    ------------

Other Income(Expense)
  Interest Income                               --              --              --               2
  Interest Expense                            (731)        (45,942)        (37,133)        (46,790)
  Forgiveness of Debt                           --         100,000       2,438,188         100,000
  Miscellaneous Income                          --                          50,000              --
                                      ------------    ------------    ------------    ------------
    Total Other Income(Expense)               (731)         54,058       2,451,055          53,212
                                      ------------    ------------    ------------    ------------
Income (Loss) Before Income Taxes         (666,866)       (358,191)      1,289,233      (1,036,939)

Income Tax Expense                              --              --              --              --
                                      ------------    ------------    ------------    ------------
Net Income (Loss)                     $   (666,866)   $   (358,191)   $  1,289,233    $ (1,036,939)
                                      ============    ============    ============    ============
Net Income (Loss) Per Share           $      (0.02)   $      (0.02)   $       0.04    $      (0.05)
                                      ============    ============    ============    ============
Weighted Average Shares Outstanding     35,600,814      20,179,036      33,130,851      20,179,036
                                      ============    ============    ============    ============

                      CONSPIRACY ENTERTAINMENT CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    --------------------------
                                                                       2004           2003
                                                                    -----------    -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                 $ 1,289,233    $(1,036,939)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                         23,630         25,362
     Stock Issued for Services                                          155,298             --
     Stock Issued for Relief of Accounts Payable                        259,300             --
     Forgiveness of Deferred Compensation                               450,000             --
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                         (60,237)    (2,060,077)
     (Increase) Decrease in Prepaid Expenses                             11,559          8,002
     Increase (Decrease) in Accounts Payable and Accrued Expenses    (2,711,027)     2,613,206
     Increase (Decrease) in Deferred Revenue                             99,580        140,080
     Increase (Decrease) in Deferred Compensation                      (249,756)       120,665
                                                                    -----------    -----------
  Net Cash Provided(Used) by Operating Activities                      (732,420)      (189,700)

Cash Flows from Investing Activities:
  Payments for Development Costs and Licenses                          (149,507)        89,021
  Payments for Property and Equipment                                        --         (2,872)
                                                                    -----------    -----------
  Net Cash Provided (Used) by Investing Activities                     (149,507)        86,149

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                           139,019             --
  Proceeds from Convertible Notes Payable                             1,075,000        194,376
  Proceeds from Exercise of Stock Warrant                               245,000             --
  Proceeds from Issuance of Common Stock                                278,800             --
  Payments for Capital Leases                                            (8,528)        (8,274)
  Principal Payments on Notes Payable                                  (279,500)       (42,372)
                                                                    -----------    -----------
  Net Cash Provided (Used) by Financing Activities                    1,449,791        143,730
                                                                    -----------    -----------

Increase (Decrease) in Cash                                             567,864         40,179

Cash and Cash Equivalents at Beginning of Period                         44,329        115,994
                                                                    -----------    -----------
Cash and Cash Equivalents at End of Period                          $   612,193    $   156,173
                                                                    ===========    ===========
Cash Paid For:
  Interest                                                          $        --    $        --
                                                                    ===========    ===========
  Income Taxes                                                      $        --    $        --
                                                                    ===========    ===========

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


GENERAL

Conspiracy Entertainment Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

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

STOCKHOLDERS' EQUITY

On March 10, 2004, the Company issued 1,492,536 shares of common stock in satisfaction of $1,000,000 in convertible notes payable. Accordingly, additional paid-in-capital has been credited $998,508.

On May 17, 2004, the Company issued 2,792,200 shares of common stock for cash at a price of $.10 per share. Accordingly, additional paid-in-capital has been credited $276,008.

During the quarter ended June 30, 2004, shareholders of the Company exercised their stock warrants in the Company. The Company issued 245,000 shares of common stock at an exercise price of $1.00 per share. Common stock and related additional paid-in capital have been increased by $245 and $244,755, respectively.

During the quarter ended September 30, 2004, the Company issued 648,250 shares of common stock to relieve $259,300 in accounts payable. Further more, the Company issued 600,000 and 712,977 shares of common stock for services valued at $84,000 and $71,298 respectively.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2004


ACCOUNTS PAYABLE - SWING ENTERTAINMENT

On June 22, 2004, an agreement between Conspiracy Entertainment Holdings, Inc. ("Conspiracy") and SWING! Media AG ("SWING"), a German corporation, was reached wherein $2,438,188 in accounts payable to SWING were forgiven pursuant to bankruptcy proceedings by SWING. SWING was a non-related party to Conspiracy. Accordingly, the full amount has been charged to other income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

           The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

           Revenues for the three and nine months ended September 30, 2004 were $27,472 and $788,061, respectively, as compared to $235,468 and $979,917 for the three and nine months ended September 30, 2003, respectively. This represents a decrease of $207,996, or 88%, for the three months ended September 30, 2004 and a decrease of $191,856, or 20%, for the nine months ended September 30, 2004 when compared to the same period of 2003. The decrease in revenue for the three-month periods ended September 30, 2004 is primarily the result of fewer re-orders of our products.

           Gross profit totaled approximately $6,926 for the three months ended September 30, 2004 and $151,929 for the nine months September 30, 2004. For the three and nine months ended September 30, 2003, gross profit totaled $22,524 and $265,924 respectively. Comparing the three-month period ended September 30, 2004 to the same period of 2003, gross profit decreased approximately $15,598, or 69%. For the nine-month period ended September 30, 2004, gross profit decreased approximately $113,995, or 43%, compared to the same period of 2003. The decrease in gross profit for the three months and nine months ended September 30, 2004 is primarily the result of re-orders for product with discounted sales prices. Our distributors were looking for special priced discounts to fulfill orders at various retail stores and mass merchandising outlets. To obtain these orders we had to provide additional discounts.

           For the three months and nine months ended September 30, 2004, selling, general and administrative expenses totaled $673,061 and $1,313,751, respectively. This was an increase of $238,288 (35%) and decrease of $42,324 (3%) when compared to the three- and nine-month periods ended September 30, 2003. The increase in selling, general and administrative expenses for the three months ended September 2004 can be attributed to the increased attorney fees due to our litigation with Bravado and Cousins. Our expenditures for consultant fees also increased as a result of our funding efforts. Selling, general and administrative expenses decreased for the nine months ended September 30, 2004, due to our efforts to streamline our operations. More specifically, we spent less on insurance, payroll and travel.

           Interest expense was approximately $731 and $37,133 for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, interest expense was $45,942 and $46,790. This was a decrease of $45,211 (98%) for the three months ended September 30, 2004 and a decrease of $9,657 (20%) for the nine months ended September 30, 2003. The reason for these decreases was that interest due on a loan to an investor was eliminated in the second year of its term.

           We received $2,438,188 in forgiveness of debt for the nine months September 30, 2004 compared to $100,000 in forgiveness of debt for the nine months ended September 30, 2003. This was a result of a settlement with SWING! Media AG.

           We also received $50,000 in consulting fees from Giant Mobile Corporation for the nine months ended September 30, 2004 for services provided in establishing the corporation.

           Our net loss was $666,866 and net profit $ 1,289,233 for the three and nine months ended September 30, 2004 compared to losses of $358,191 and $ 1,036,939 for the three and nine months ended September 30, 2003. The decrease in profitability for the three months ended September 30, 2004 was due to a combination of reduced revenues due to reduced number of re-orders and the increase in selling, general and administrative expenses more specifically attorney fees due to our litigation with Bravado and Cousins, and increased consulting fees related to our financing. The increase in profitability for the nine months ended September 30, 2004 can be attributed to the $2,438,188 in forgiveness of debt received from SWING! Media AG.

LIQUIDITY AND CAPITAL RESOURCES

           As of September 30, 2004, we had approximately $612,193 of cash and cash equivalents on hand and a working capital deficiency of $2,206,497. As of September 30, 2004, the President and CFO of the corporation waived $450,000 of deferred compensation owed them. In addition, a former director and co-founder of the company waived his debt of $259,300 in exchange for 648,250 shares of common stock.

           We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover our working capital requirements for fiscal 2004.

FINANCING NEEDS

           We currently have commitments to pay Discovery Licensing, Inc. an aggregate of $150,000 in advance royalties for the Monster Garage and The Jeff Corwin Experiences licenses. We also have an outstanding commitment to pay Constant Entertainment LLP - SEGA Limited $252,000 in advance royalties for SEGA title distribution. However, we are currently renegotiating the commitment to Constant Entertainment to reflect the fact that the titles are now being packaged as a 10-in-1 disc. Other than these commitments, we do not have any other material commitments for capital expenditures. We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost and hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management.

OFF BALANCE SHEET ARRANGEMENTS

           We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3.  CONTROLS AND PROCEDURES.

           As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           Except as discussed below, we are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

           On July 22, 2003, we filed a lawsuit in the Superior Court of California, County of Los Angeles, against Bravado International Group, Inc. and Cousins Entertainment, Inc. seeking damages in an amount of not less than $5,000,000 in connection with the breach of a contract for the development and exploitation of a computer game. The complaint states causes of action based on fraud and deceit, conspiracy to defraud, breach of contract, and breach of the covenant of good faith and fair dealing. On December 24, 2003, we filed an amended complaint alleging the above claims and adding claims based on tortuous interference with contractual relations and tortuous interference with prospective economic advantage against Cousins Entertainment, Inc. The conspiracy to defraud and tortuous interference with prospective economic advantage claims were against Cousins Entertainment were dismissed. We are proceeding against Bravado International Group based on claims for fraud and deceit, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing, and against Cousins Entertainment on the claim for tortuous interference with contractual relations, reserving our right to re-allege the conspiracy to defraud claim against Cousins Entertainment should subsequent discovery indicate the viability of such claim. On September 16, 2003, Bravado International Group filed its answer with a cross-complaint alleging breach of contract against us and seeking damages of $50,000 plus interest, attorney's fees and costs. On April 9, 2004, Cousins Entertainment filed its answer with a cross-complaint alleging unauthorized use of name, image and likeness under California Civil Code section 3344 and common law misappropriation of the right of publicity against us and seeking damages in excess of $10,000,000, disgorgement of profits, proceeds or other consideration received by us, punitive damages, attorney's fees and costs. Discovery is proceeding and we intend to vigorously pursue our claims, while at the same time contest the claims brought against us by way of Bravado International Group's and Cousins Entertainment's cross-complaints.

           On September 28, 2004 we received a cease and desist email notification from SEGA US who is apparently the new publisher of game titles under our July 7, 2003 software licensing agreement with Constant Entertainment LLP - SEGA Limited. The agreement with Constant Entertainment LLP provides for multiple titles to be released individually. With the full knowledge and instructions of SEGA, we presented a project to release titles as a 10-in-1 package. Constant Entertainment received a termination letter from 3D AGES/SEGA for the US publishing rights to the titles under our agreement due to the proposal to release titles as a 10-in-1 package, rather than individually. We believe the actions of SEGA/3D AGES are not valid and in fact our agreement with Constant may be have been infringed by a third party (SEGA US). On October 13, 2004 we retained legal counsel to represent us in this matter.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

           On August 24, 2004, we entered into a consulting agreement with Moshe Hartstein. Under the consulting agreement, we agreed to issue Mr. Hartstein 500,000 shares of our common stock for advisory and consulting services relating to financial matters and sales and marketing as reasonably requested by us. These shares were issued in the name of Marina Ventures, an entity owned by Mr. Hartstein.

           On August 26, 2004, we entered into a consulting agreement with Sol Financial, Inc. Under this agreement, we issued Sol Financial 100,000 shares of our common stock for advisory and consulting services relating to financial matters and sales and marketing as reasonably requested by us.

           On August 31, 2004, we sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of our common stock, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of our common stock, to four institutional investors. We received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants.

           On September 28, 2004, we sold a $50,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of our common stock, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of our common stock, to one institutional investor. We received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

           On September 28, 2004, we entered into a consulting agreement with Scott Mac Caughern. Under this agreement, we issued Mr. Mac Caughern: (1) a common stock purchase warrant to purchase up to 625,000 shares of our common stock, exercisable until August 31, 2009 at a price of $0.20 per share; and (2) a common stock purchase warrant to purchase up to 625,000 shares of our common stock, exercisable until August 31, 2009 at a price of $0.40 per share.

           All of the above issuances and sales were deemed to be exempt under Regulation S, Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. For issuances and sales that were exempt from registration under Regulation S, the shares were purchase in an "offshore transaction" as defined in, and pursuant to, Regulation S on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS.

           References  to  "the  Company"   in   the   following   exhibit  list
mean Conspiracy Entertainment Holdings, Inc., a Utah corporation.

EXHIBIT
NUMBER                               DESCRIPTION
---------  ---------------------------------------------------------------------
2.1        Share  Exchange  Agreement,  dated May 29,  2003,  by and among Lance
           Systems,  Inc.,  Conspiracy  Entertainment  Corporation,  and Wallace
           Boyack and John Spicer (Incorporated by reference to Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 2, 2003)
3.1 Articles of Incorporation (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)
3.2 Articles of Amendment to Articles of Incorporation (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)
3.3 Articles of Merger (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)
3.4 Articles of Amendment to Articles of Incorporation (Incorporated by reference to Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 2, 2003)
3.5 Bylaws (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)
4.1 Securities Purchase Agreement dated as of August 31, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.2 Form of Convertible Debenture (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3,
           2004)
4.3 Form of Class A Warrant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.4 Form of Class B Warrant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.5 Form of Registration Rights Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.6        Form of Security  Interest  Agreement  (Incorporated  by reference to
           Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.7 Supplement No. 1, dated as of September 28, 2004, between the Company and Whalehaven Capital Fund Limited, to Securities Purchase Agreement, dated as of August 31, 2004
4.8 $50,000 principal amount 5% Secured Convertible Debenture issued to Whalehaven Capital Fund Limited
4.9 Class A Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited
4.10 Class B Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CONSPIRACY ENTERTAINMENT
                                                  HOLDINGS, INC.


           Dated:    November 15, 2004            By: /s/ Sirus Ahmadi
                                                    ----------------------------
                                                    Sirus Ahmadi
                                                    President and Chief
                                                    Executive Officer


           Dated:    November 15, 2004            By: /s/ Keith Tanaka
                                                    ----------------------------
                                                    Keith Tanaka
                                                    Chief Financial Officer