Form 10KSB
period 2004-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-04-15
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

                UTAH                                   87-0386790
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 612 Santa Monica Blvd., Santa Monica, CA 90401
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (310) 260-6150
                                 --------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $1,425,449

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 8, 2005, was $1,099,483.21

      As of April 8, 2005, the issuer had 37,485,509 outstanding shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.       Description of Business........................................  1
Item 2.       Description of Property........................................  5
Item 3.       Legal Proceedings..............................................  5
Item 4.       Submission of Matters to a Vote of Security Holders............  6

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......  6
Item 6.       Management's Discussion and Analysis or Plan of Operation......  8
Item 7.       Financial Statements........................................... 12
Item 8.       Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................... 12
Item 8A.      Controls and Procedures........................................ 12
Item 8B.      Other Information.............................................. 13

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act............ 13
Item 10.      Executive Compensation......................................... 14
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management................................................... 15
Item 12.      Certain Relationship and Related Transactions.................. 15
Item 13.      Exhibits....................................................... 16
Item 14.      Principal Accountant Fees and Services......................... 17

SIGNATURES................................................................... 18

                                       PART I

Item 1.     Description of Business.

      We develop, publish and market interactive entertainment software. We currently publish titles for many popular interactive entertainment hardware platforms, such as Sony's PlayStation, Nintendo 64 and Nintendo's Game Boy Color and Game Boy Advance as well as the next generation hardware platforms such as Sony's PlayStation 2, Nintendo GameCube, Microsoft's Xbox, and also for the PC.

      We were incorporated under the laws of the State of Utah on July 29, 1982 as Strategic Recovery Corporation, with the purpose of investing in real and personal property and buying and selling strategic metals. On February 16, 1987, we entered into a merger agreement with Lance, Inc. Under the Certificate of Merger, we were the surviving corporation and subsequent to the merger we changed our name to Lance, Inc. After the merger we intended to distribute software applications to assist managers of HUD qualified projects to complete required forms and reports to maintain HUD qualification for rental payments. This project eventually failed and we ceased operations until May 29, 2003, when we entered into a Share Exchange Agreement with Conspiracy Entertainment Corporation and its stockholders. Pursuant to the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of Conspiracy Entertainment Corporation in exchange for 21,552,900 shares of our common stock. We subsequently changed our name to Conspiracy Entertainment Holdings, Inc. and began developing, publishing and marketing interactive entertainment software.

Publishing

      We have entered into publishing agreements with publishers of interactive entertainment hardware platforms. These agreements are for non-exclusive licenses, both for the rights to publish and to develop titles for their hardware platforms. These agreements are the foundation for our business. We must maintain a license to develop and publish titles for each hardware platform. Each license specifies the territory to which it applies, and licenses range from multi-national distribution to approval on a title-by-title basis. Our existing hardware platform licenses for Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Color and Game Boy Advance, Nintendo 64 and Microsoft's Xbox, and our license for Nintendo GameCube require that we obtain approval for publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms and our ability to time the release of titles is dependent upon decisions made by third party publishers.

      On August 28, 2000, we entered into a licensed publisher agreement with Sony Computer Entertainment America, Inc. Under the agreement, Sony Computer Entertainment granted us a non-exclusive license to publish, develop, have manufactured, market, distribute and sell software for Sony's computer entertainment system, PlayStation 2, in the United States and Canada. The term of the license agreement was until March 31, 2003, but automatically extends for additional one-year terms thereafter, unless either party provides the other with written notice of its election not to so extend on or before January 31 of the applicable year. We are required to have the software that we develop under the agreement manufactured by a manufacturing facility designated by Sony Computer Entertainment. We are required to pay Sony Computer Entertainment a royalty fee for each unit of the licensed products that is manufactured, based on the initial wholesale price of the product.

      On September 28, 2000, we entered into a publisher license agreement with Microsoft Corporation to develop and/or publish software products running on the Xbox game system and license proprietary materials from Microsoft. When we develop a concept for a game for the Xbox system, we are required to submit to Microsoft a written and completed concept submission form that includes details of the proposed game. Microsoft then evaluates the proposed game and, if approved, we deliver to Microsoft a beta version of the game which includes all of the games features, along with disclosure about any hidden characters, cheats, "eater eggs," bonus video and audio, and similar elements included in the beta version and/or intended to be included in the final release version of the game. When is game title is complete, we deliver to Microsoft the proposed final release version that is ready for manufacture and commercial distribution. Microsoft playtests the beta version and proposed final release version of each game title and Microsoft provides us written comments regarding the results. We are required to comply with any requests by Microsoft to improve a game based on playtests. We are required to retain only authorized software replicators that are certified and approved by Microsoft for replication (manufacture) of games that run on Xbox. For each finished product unit manufactured, we must pay Microsoft royalties in accordance with the agreement.

      On October 2, 2000, we entered into a licensed publisher agreement with Sony Computer Entertainment America, Inc. Under the agreement, Sony Computer Entertainment granted us a non-exclusive license to publish, have manufactured, market, distribute and sell software for Sony's CD-based interactive console, PlayStation, in the United States, Canada and Mexico. Unless earlier terminated, the license is effective for four years. On September 11, 2004, this agreement was extended for another four years. Sony Computer Entertainment manufactures the software that we develop under the agreement. We are required to pay Sony Computer Entertainment a royalty fee for each unit of the licensed products that is manufactured.

      On November 9, 2001, we entered into a license agreement with Nintendo of America Inc. to develop, have manufactured, advertise, market and sell video game software for play on the Game Boy Advance system in countries within the Western hemisphere and their respective territories and possessions. The term of the agreement is for three years. Upon completion of a game, we deliver a prototype to Nintendo of America where it is tested and, if approved, we place purchase orders for the game from Nintendo of America for distribution to end consumers.

      On November 1, 2002, we entered into a license agreement with Nintendo of America Inc. to develop, have manufactured, advertise, market and sell video game software for play on the Nintendo GameCube system in countries within the Western hemisphere and their respective territories and possessions. The term of the agreement is for three years. Upon completion of a game, we deliver a prototype to Nintendo of America where it is tested and, if approved, we place purchase orders for the game from Nintendo of America for distribution to end consumers.

Entertainment Licensing

      We have entered into strategic license arrangements with entertainment and media companies that have developed well-known characters and brands and that are producing properties that are expected to form the basis for future products. Our agreements with licensors and developers generally require us to make advance royalty payments.

      On July 1, 2003, we entered into an agreement with Discovery Licensing, Inc. to use certain marks, characters and content relating to "The Jeff Corwin Experience" to produce computer and video games for Nintendo Game Boy Advance, Sony PlayStation 1, Sony PlayStation 2 and PC platforms. The term of the agreement is for two years. The agreement requires us to pay advance royalty payments totaling $100,000 by December 31, 2004. To date, the advance royalty payments have not been paid. We are also required to distribute at least one licensed product in reasonably commercial quantities no later than May 1, 2004. This project is temporarily on hold until we find a developer and game design that meets our objectives and those of Discovery. The agreement provides that if we (a) fail to distribute a particular licensed product by May 1, 2004 and/or
(b) are not making regular sales of more than a nominal amount of a particular licensed product for any 120-day period or more after May 1, 2004 and do not have plans to make regular sales of more than a nominal amount of such licensed products within the 120 days after May 1, 2004, then Discovery Licensing has the right upon 30 days written notice to terminate our rights for such particular licensed product for the term of the agreement. We have not met these requirements and, to date, Discovery Licensing has not notified us that it is terminating our rights under the agreement. We must obtain Discovery Licensing's approval for all licensed products to be manufactured, created, sold, distributed or otherwise used under the agreement. The agreement requires us to pay royalties to Discovery Licensing based on our net revenue derived from licensed products through various distribution channels, which are payable within 30 days of the end of each calendar quarter.

      On July 1, 2003, we entered into an agreement with Discovery Licensing, Inc. to use certain marks, characters and content relating to "Monster Garage" to produce computer video games for Nintendo Game Boy Advance, Sony PlayStation 1 and Sony PlayStation 2. The term of the agreement is for two years. The agreement requires us to pay advance royalty payments totaling $50,000 by December 31, 2004. We are also required to distribute at least one licensed product in reasonably commercial quantities no later than May 1, 2004. It is currently uncertain whether we will proceed with this agreement because there is a legal issue between Discovery and Monster Cables over the rights to the name "Monster." This project is on hold until the matter between Discovery and Monster Cables is resolved and until we find a developer and game design that meets our objectives and those of Discovery. The agreement provides that if we
(a) fail to distribute a particular licensed product by May 1, 2004 and/or (b) are not making regular sales of more than a nominal amount of a particular licensed product for any 120-day period or more after May 1, 2004 and do not have plans to make regular sales of more than a nominal amount of such licensed products within the 120 days after May 1, 2004, then Discovery Licensing has the right upon 30 days written notice to terminate our rights for such particular licensed product for the term of the agreement. We have not met these requirements and, to date, Discovery Licensing has not notified us that it is terminating our rights under the agreement. We must obtain Discovery Licensing's approval for all licensed products to be manufactured, created, sold, distributed or otherwise used under the agreement. The agreement requires us to pay royalties to Discovery Licensing based on our net revenue derived from licensed products through various distribution channels, which are payable within 30 days of the end of each calendar quarter.

      In January 2005, we amended our agreements with Discovery Licensing canceling "Monster Garage" but adding the Sony PSP and Nintendo DS platforms to "The Jeff Corwin Experience" license. Our plan is to specifically target the newer handheld platforms for which we are actively seeking developers. In addition the amendment extended the term of the agreement through 2006 and restructured the payments accordingly.

      On July 7, 2003, we entered into two software licensing agreements with Constant Entertainment LLP - SEGA Limited to manufacture, market and otherwise exploit (including via online sales) various games for the Sony PlayStation 2 platform. One agreement covers the territories of North America, Canada, Mexico, and South America. The other agreement covers the territories of Europe. The term of each agreement is for 48 months after release of the products. Each agreement requires us to make royalty advances to Constant Entertainment in the amount of $60,000 per each title, or a total of $840,000 for 14 titles covered by the agreement. The schedule for royalty advances is as follows: (1) 30%, or $252,000 upon signing each agreement; (2) 30% upon concept approval for each product by Sony Computer Entertainment of America; and (3) 40% upon concept approval for each product by Sony Computer Entertainment of America for commercial production. To date, only the $252,000 advance royalty payment for the European territories has been paid. The royalty advances are credited against royalties which are payable under each agreement of $1.15 per each unit sold by us. This agreement calls for multiple titles to be release individually. With the full knowledge and instructions of SEGA, we presented this project first as a 4-in-1 package and ultimately as a 10-in-1 package which was approved by Sony on April 16, 2004. Recently, Constant Entertainment received a termination letter from 3D AGES/SEGA for the US Publishing rights to the titles under our agreement because the project was presented as a 10-in-1 package. On September 28, 2004 we received a cease and desist email notification from SEGA US who is apparently the new publisher of these game titles. We believe the actions of SEGA/3D AGES are not valid and in fact our agreement with Constant may be have been infringed by a third party (SEGA US).

Development

      We design and develop our titles primarily through third parties with whom we have relationships. We do not currently have any formal arrangements for the design or development of any titles. The development cycle for a new title typically ranges from 24 to 36 months and products are sold to mass merchandisers and through outsourced distributors. All of our products are manufactured by third parties. We do not currently have any formal agreements for the manufacture of products.

      We also develop and market foreign game titles that have been successfully released in other countries to make them suitable for production in the United States. This process is generally shorter in time and allows us to quickly market these products. Generally these products are release at "budget" pricing, taking advantage of impulse buyers in retail outlets.

Our Business Strategy

      Our objective is to become a leading independent developer and publisher of interactive entertainment software. With our ability to license popular titles, develop quality content with third-party developers and distribute titles through our worldwide distribution channels, we anticipate growth opportunities during the next major growth cycle of the interactive software industry. We also strive to become a leader in "budget" title publishing. To further our objectives, we:

      WORK INTERNALLY AND WITH THIRD-PARTY GAME DEVELOPERS. We design and develop our products both internally and through our informal relationships with third-party game developers. Titles are created around our licenses with third party developers and our own proprietary content. This model allows us to create game ideas utilizing the latest technologies and consumer trends and enables us to better manage production efforts in a cost-effective manner.

      PLAN TO TAKE DIRECT CONTROL OVER DISTRIBUTION CHANNELS. Our sales and marketing efforts are designed to broaden product distribution and increase the penetration of our products. Currently, our titles are sold to many mass merchandisers such as Toys "R" Us, Target, Kmart, Wal-Mart and Best Buy through distributors such as SVG and Universal. We do not have formal written distribution agreements with any distributors. In the long-term, we plan to take more direct control of the sales marketing and distribution process by establishing our own direct distribution and sales organization.

      ENTER INTERNATIONAL MARKETS. In early 2004 we founded Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation, and we own 51% of this entity. Through Conspiracy Entertainment Europe, we have established relationships for the development and distribution of game titles in Europe. The size of the European market is approximately 80% of the United States market, providing an incremental revenue growth opportunity for direct distribution of our interactive titles.

      MAINTAIN HARDWARE PLATFORM FLEXIBILITY. We develop products for most hardware platforms that are currently available. In addition, we market more popular titles across multiple platforms that have large installed bases. We work with hardware companies to coordinate the release of new titles with the launch of next generation hardware platforms for which those titles are designed.

Our Product Development Strategy

      We  have  secured   orders  to  pre-sell  a  number  of  our   interactive
entertainment titles. We plan to use the following product development strategy to develop consistent quality titles for future release:

      DEVELOP NEW TITLES FOR 2005/2006. Over the next several years, we plan to transition from licensing and subcontracting the development of our products to internal development. Because of the 24-36 month development cycle for new titles, our products for 2005/2006 will be developed through our existing license agreements.

      INCREASINGLY CREATE CONSPIRACY ENTERTAINMENT-GENERATED TITLES. We expect that within the next several years approximately 50% of our released titles will come from in-house generated concepts and ideas. We believe that increased intellectual property content enhances the value of our business and will permit greater control and improved profit margins. We plan to focus on developing titles that target specific segments of the interactive entertainment industry. We identify popular properties that we believe have the potential to become successful titles, evaluate the demographic segment that the titles are most likely to appeal to and begin the development process. In this way, we believe we are able to develop titles with brand name recognition that appeal to targeted segments of the interactive entertainment software market.

Competition

      The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware platforms and titles. Our competitors vary in size from small companies to large corporations, including the manufacturers of the hardware platforms. We must obtain a license from and compete with hardware platform manufacturers in order to develop and sell titles for their respective platforms. Each hardware platform manufacturer is the largest publisher and seller of software products for its own hardware platforms. As a result of their commanding market positions, these manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than do any of their licensees.

      In addition to the hardware platform manufacturers, we compete with other interactive entertainment software companies. Significant competitors include Acclaim Entertainment, Inc., Activision, Inc., Bandai America Incorporated, Capcom USA, Inc., Eidos PLC, Electronic Arts Inc., Infogrames, Inc., Interplay Entertainment Corp., Konami Corporation of America, Inc., Midway Games Inc.,

Namco Ltd., Sega Enterprises, Inc. (USA), Take-Two Interactive Software, Inc., THQ, Inc., BAM Entertainment, Ubi Soft Entertainment, Vivendi Universal S.A. and The 3DO Company. Many of these competitors are large corporations that have significantly greater financial, marketing, personnel and product development resources than us. Due to these greater resources, certain of these competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third-party software developers than we can. We believe that w are able to successfully compete with regard to the principal factors of the interactive entertainment software industry, including product features, brand name recognition, rights to properties, access to distribution channels, product quality and ease of use, price, marketing support, independent product reviews and quality of customer service. However, any significant increase in the development, marketing and sales efforts of our competitors could harm our business.

Employees

      As of April 8, 2005, we had 3 full time employees. We intend to hire additional employees as needed. We retain independent contractors from time to time to provide various services, primarily in connection with our software development and sales activities. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 2.     Description of Property.

      We maintain an office located at 612 Santa Monica Blvd., Santa Monica, California. We occupy approximately 1,900 square feet of office space at this location under a lease that expires in April 2006. Our current rent under the lease is $4,038 per month.

Item 3.     Legal Proceedings.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                      PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

      Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol CPYE.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                       Fiscal 2004               Fiscal 2003
                                ------------------------------------------------
Calendar Quarter                High          Low          High         Low
--------------------------------------------------------------------------------
First Quarter                   $1.88         $1.02        $0.02        $0.002
Second Quarter                  $1.62         $0.16        $1.62        $0.17
Third Quarter                   $0.22         $0.08        $1.85        $0.05
Fourth Quarter                  $0.17         $0.07        $1.88        $1.25

Holders

      As of April 8, 2005, we had 37,485,509 shares of common stock outstanding and held by approximately 454 stockholders of record. The transfer agent of our common stock is Madison Stock Transfer, Inc.

Dividends

      We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2004.

                        EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------
Plan category                        Number of securities     Weighted average        Number of securities
                                     to be issued upon        exercise price of       remaining available for
                                     exercise of              outstanding options,    future issuance under
                                     outstanding options,     warrants and rights     equity compensation plans
                                     warrants and rights                              (excluding securities
                                                                                      reflected in column (a)
-----------------------------------------------------------------------------------------------------------------
                                               (a)                     (b)                       (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
                                               -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Total                                          -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

      The  following  sets  forth   information   regarding  all  sales  of  our
unregistered securities during the past three years.

      On February 25, 2003, we entered into a convertible notes payable agreement with Calluna Capital Corporation for $450,000 of which $300,000 was received on December 10, 2002. The convertible note was secured by our general credit, the personal guarantee of our Chief Executive Officer, and 9,000 shares of outstanding common stock held by our Chief Executive Officer.

      On August 5, 2003, we entered into a convertible notes payable agreement with Fraser Lakes Enterprises, Ltd. for $500,000. The convertible note is secured by our general credit and the personal guarantee of our Chief Executive Officer and Chief Operations Officer. The convertible notes payable are non-interest bearing and due on demand.

      The convertible notes payable are non-interest bearing and due on demand. The loans are repayable by the issuance of 1,492,537 shares of our common stock at a preset conversion rate of $.67 per share. They were converted and 1,492,537 shares were issued in March 2004.

      Pursuant to a Share Exchange Agreement dated May 29, 2003, we issued 21,552,900 shares of common stock to the four shareholders of Conspiracy Entertainment Corporation, in exchange for all of the issued and outstanding shares of common stock of Conspiracy Entertainment Corporation.

      During the first quarter of 2004, certain of our shareholders exercised their stock purchase warrants. We issued 245,000 shares of common stock at an exercise price of $1.00 per share, for gross proceeds of $245,000.

      On January 16, 2004, we received $50,000 from Calluna Capital Corporation under the terms of the February 25, 2003 convertible notes payable agreement bringing the total amount borrowed to $500,000.

      On March 10, 2004, we issued 1,492,536 shares of common stock in satisfaction of $1,000,000 in convertible notes payable.

      On May 17, 2004, we sold 2,792,200 shares of common stock to accredited investors for $.10 per share, or an aggregate of $279,220.

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

      On February 9, 2005, we sold an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, 13,000,000 Class A Common Stock Purchase Warrants, and 13,000,000 Class B Common Stock Purchase Warrants, to four accredited institutional investors for gross proceeds totaling $650,000.

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

Item 6.     Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      The information in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the financial statements of Conspiracy Entertainment Holdings, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      In January 2004, we acquired a 51% interest in Conspiracy Entertainment Europe, Ltd. (CEE), a United Kingdom corporation, to develop and distribute game titles in Europe. During 2004, we advanced $60,000 to this majority owned subsidiary to cover operating expenses. The financial statements of CEE are consolidated with the company, with a minority interest adjustment.

      For the fiscal year ended December 31, 2004 we had total revenue of $1,425,649 compared to revenue of $2,377,107 for the fiscal year ended December 31, 2003. The decrease in revenue of $951,458, or 40%, is primarily the result of the cease and desist order received from SEGA with regard to our 10-in-1 project. We had received a verbal order for 300,000 units of the 10-in-1 project which management believed would have generated $4.5 million in revenues.

      Gross loss totaled $169,595 for the fiscal year ended December 31, 2004 as compared to gross profit of $123,088 for the fiscal year ended December 31, 2003, a decrease of $292,683 or 238%. Gross loss as a percentage of sales for the fiscal year ended December 31, 2004 was -11.9% as compared to gross profit as a percentage of sales of 5% for the fiscal year ended December 31, 2003. The decrease in our gross profit percentage is a result of the cease and desist order received from SEGA with regard to our 10-in-1 project as well as the project cancellations of Road Trip 2 (PS2), Eminem (PSX), and Party Animals
(XBO). Regarding Road Trip 2 and Party Animals projects, management determined that these projects would no longer be profitable based on additional changes required to make the games suitable for release. As we are in litigation with Bravado and Cousins over the Eminem title, it is likely this project will not be release and therefore was cancelled as well.

      Total operating expenses in each of the fiscal years ended December 31, 2004 and December 31, 2003 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2004 and 2003 were $1,940,466 and $2,394,425, respectively, which constituted a decrease of $453,959, or 19%. The decrease in operating expenses is attributable to efforts to reduce Selling, General and Administrative Fees, including wages and salaries. As part of our effort to reduce expenses we have reduced our full time staff from six to three employees, and rental space from 3,800 sq. feet to 1,900 sq. feet. Accordingly, compared to the fiscal year ended December 31, 2003, our wages and salaries were reduced $186,052, medical insurance $10,744 and office rent $53,738. In addition, management decided not to attend the annual industry trade show E3 which reduced marketing expenses $150,208.

      Our net loss was $2,539,477 in the fiscal year ended December 31, 2004 compared to $2,252,444 in the fiscal year ended December 31, 2003. This increase in our net loss was due to the cease and desist order received from SEGA with regard to our 10-in-1 project. We had received a verbal order for 300,000 units of the 10-in-1 project which management believed would have generated $4.5 million in revenues and approximately $900,000 in gross profit. In addition, we expensed $2,882,766 in financing costs in connection with the issuance of warrants during 2004. The fair value of these warrants was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for 2004: expected volatility of 146%; risk-free interest rate of 4%; and expected life of five years. The weighted average fair value of warrants granted was $0.14 in 2004. A corresponding expense for the issuance of warrants in 2004 totaling $2,882,766 was recorded as a financing fee in the accompanying Consolidated Statements of Operations.

Liquidity and Capital Resources

      As of December 31, 2004, our cash balance was $165,762, as compared to $44,329 at December 31, 2003. Total current assets at December 31, 2004 were $330,024, as compared to $75,888 at December 31, 2003. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for fiscal 2005.

      Our accounts receivable at December 31, 2004 was $167,261, as compared to $20,000 at December 31, 2003. The change in accounts receivable is primarily due to reorders to SVG Distribution, Inc. shipped in late December 2004.

      As of December 31, 2004 we had a working capital deficiency of $1,635,220. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.


      The current portion of long-term debt at December 31, 2004 consisted of $9,406 as opposed to $15,906 at December 31 2003. We expect to pay off the entire $9,406 by year-end 2005. We plan to pay this with proceeds generated from normal operational cash flow.

      At December 31, 2004 and December 31, 2003 we had no bank debt.

Financings

      On January 16, 2004, we received $50,000 from Calluna Capital Corporation under the terms of a February 25, 2003 convertible notes payable agreement bringing the total amount borrowed from Calluna Capital Corporation to $500,000.

      On May 17, 2004, we sold 2,792,200 shares of common stock to accredited investors for $.10 per share, or an aggregate of $279,220.

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

Subsequent Event

      On February 9, 2005, we sold an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, 13,000,000 Class A Common Stock Purchase Warrants, and 13,000,000 Class B Common Stock Purchase Warrants, to four accredited institutional investors for gross proceeds totaling $650,000.


Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2004:

                                                      Payments due by period
                                   --------------------------------------------------------------
                                                      Less than                        More
Contractual Obligations                 Total          One Year      Years 1-2     than 2 years
----------------------------------      -----          --------      ---------     ------------
Notes Payable                        $1,310,128       $210,128      $1,100,000
Operating Lease Obligations             $68,132        $50,900         $17,132
Capital Lease Obligations               $10,630        $10,630
License Fee Obligations                 $80,000        $80,000
Total                                $1,468,890       $351,658      $1,117,132

      In September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million as further described in "Recent Sales of Unregistered Securities" under Item 5 of this Form 10-KSB. Although we expect these notes to be converted into shares of our common stock, the notes if called would be payable in 2006.

                                 2006    $1,100,000

      In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have repaid approximately $145,000 with the remaining balance to be paid in the year 2005.

                                  2005    $210,128

      We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

                                  2005    $50,900
                                  2006    $17,132

      We also lease equipment and a vehicle under non-cancelable capital lease agreements that expire through September 2005. Through the remainder of the lease term, our minimum lease payments are as follows:

                                  2005    $10,630

      Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005.

                                  2005    $80,000

Off Balance Sheet Arrangements

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Summary of Significant Accounting Policies

      Assignment of Accounts Receivable. We regularly assign our receivables to vendors with recourse. Assigned accounts receivable are shown on the accounts receivable section of the balance sheet until collected by the beneficiary. Should the accounts receivable become uncollectible, we are ultimately responsible for paying the vendor and recording an allowance for potential credit losses as deemed necessary. The assigned accounts receivable are generally collected within 90 days; therefore, the balance shown approximates its fair value.

      Capitalized Development Costs and Licenses. Capitalized development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.

      Capitalized Development Costs. For products where proven technology exits, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of cost of sales, development costs when we believe such amounts are not recoverable. Amounts related to capitalized development costs that are not capitalized are charged immediately to cost of sales. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverablility of capitalized development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders of the product prior to its release. Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

      Capitalized Licenses. Capitalized license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the products. Depending on the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product over a shorter period of time.

      We evaluate the future recoverability of capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. Prior to the related product's release, we expense, as part of cost of sales, licenses when we believe such amounts are not recoverable. Capitalized development cost for those products that are cancelled or abandoned are charged to cost of sales. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders for the product prior to its release.

      Commencing upon the related products release, capitalized license costs are amortized to cost of sales - licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed trademark or copyright will be utilized. As license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year. For intellectual property included in products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

      Revenue Recognition. Revenue from video game distribution contracts, which provide for the receipt of non-refundable guaranteed advances, is recognized when the games are delivered to the distributor by the manufacturer under the completed contract method, provided the other conditions of sale are satisfied.

      Until all of the conditions of the sale have been met, amounts received on such distribution contracts are recorded as deferred income. Although we regularly enter into the assignment of accounts receivable to vendors, we do not record revenues net versus gross since we:

      i.    Act as the principal in the transaction.

      ii.   Take title to the products.

      iii. Have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns.

      iv.   Do not act as an agent or broker.

      At all times, we maintain control of the development process and is responsible for directing the vendor. Other than for payment, the customer does not communicate with the vendor.

      We utilize the completed contract method of revenue recognition as opposed to the percentage-of-completion method of revenue recognition for substantially all of its products since the majority of its products are completed within six to eight months. We complete the products in a short period of time since we obtain video games that are partially complete or obtain foreign language video games published by foreign manufacturers that are completed.

Item 7.     Financial Statements.

      All financial information required by this Item is attached hereto at the end of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On July 22, 2003, our Board of Directors resolved as follows:

      We engaged Chisholm and Associates as our independent accountants for the fiscal year ending June 30, 2003. During the most recent fiscal year and any subsequent interim period prior to engaging Chisholm and Associates, we did not consult with Chisholm and Associates regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B) and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

      Chisholm and Associates reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of the expression of our views, or the respects in which it does not agree with the statements made by us in response to Item 304(a).

      Our previous auditor's reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim period through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.

Item 8A.    Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

      None.

                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

--------------------------------------------------------------------------------
        Name               Age                            Position
--------------------------------------------------------------------------------
Sirus Ahmadi               34              Chief Executive Officer and Director
--------------------------------------------------------------------------------
Keith Tanaka               41              Chief Financial Officer, Principal
                                           Accounting Officer, Secretary and
                                           Director
--------------------------------------------------------------------------------

      SIRUS AHMADI, Chief Executive Officer and Director. Mr. Ahmadi has been our Chief Executive Officer and a Director since August 2003. Prior to joining us, Mr. Ahmadi was the President and Chief Executive Officer of Conspiracy Entertainment Corporation since 1997. Mr. Ahmadi is currently a member of the Board of Directors of Giant Mobile Corporation, a wireless gaming company.

      KEITH TANAKA, Chief Financial Officer, Principal Accounting Officer, Secretary and Director. Mr. Tanaka has been our Chief Financial Officer, Principal Accounting Officer, Secretary and a Director since August 2003. Prior to joining us, Mr. Tanaka was the Controller and Chief Financial Officer of Conspiracy Entertainment Corporation since 2000. Before joining Conspiracy
Entertainment Corporation, he was an independent consultant for Conspiracy Entertainment Corporation since 1997. Mr. Tanaka is currently a member of the Board of Directors of Giant Mobile Corporation, a wireless gaming company.

      All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

      No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Audit Committee

      We do not have a separately designated standing audit committee, or a committee performing similar functions. We also do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B.

Code of Ethics

      We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed herewith as Exhibit 14.1. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Keith Tanaka, Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, CA 90401. Our telephone number is (310) 260-6150. We are in the process of building a section of our website at www.conspiracygames.com where our Code of Ethics will be available to investors.


Section 16(a) Beneficial Ownership Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2004, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2004, we believe that during the fiscal year ended December 31, 2004, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation.

       The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2004, 2003 and 2002.

                                                                                            Long-Term
                                                                                           Compensation
                                                                            -------------------------------------------
                                              Annual Compensation                      Awards                Payouts
                                      ------------------------------------- ------------------------------ ------------
                                                                  Other                       Securities                   All
                                                                 Annual        Restricted     Under-lying                 Other
        Name and                                                 Compen-     Stock Award(s)    Options/       LTIP       Compen-
   Principal Position        Year      Salary ($)   Bonus ($)  sation ($)         ($)          SARs (#)    Payouts ($)  sation ($)
-------------------------- ---------- ------------- ---------- ------------ ----------------- ------------ ------------ -----------
Sirus Ahmadi               2004 (1)     $324,000       --          --              --             --           --           --
                           2003 (1)     $324,000       --          --              --             --           --           --
                           2002 (1)     $324,000       --          --              --             --           --           --
Keith Tanaka               2004 (2)     $134,400       --          --              --             --           --           --
                           2003 (2)     $134,400       --          --              --             --           --           --
                           2002 (2)_    $134,400       --          --              --             --           --           --

1. During the fiscal years ended December 31, 2004, 2003 and 2002, $319,000, $74,672 and $204,000, respectively, of Mr. Ahmadi's salary was deferred. During the fiscal year ended December 31, 2004, $362,794 of Mr. Ahmadi's deferred compensation was forgiven.

2. During the fiscal years ended December 31, 2004, 2003 and 2002, $26,900, $27,258 and $74,400, respectively, of Mr. Tanaka's salary was deferred. During the fiscal year ended December 31, 2004, $51,206 of Mr. Tanaka's deferred compensation was forgiven.

Executive Employment Agreements

      On January 1, 2002, we entered into three-year employment agreements with Sirus Ahmadi, our Chief Executive Officer, and Keith Tanaka, our Chief Financial Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreements, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. Mr. Tanaka is also entitled to 10% of our total issued and outstanding common shares as of the date of the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       The following table sets forth information regarding the beneficial ownership of our common stock as of April 8, 2005. The information in this table provides the ownership information for:

      o each person known by us to be the beneficial owner of more than 5% of our common stock;

      o     each of our directors;

      o     each of our executive officers; and

      o     our executive officers and directors as a group.

      Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

                                                                      Percentage of
                                             Common Stock            Common Stock
Name of Beneficial Owner (1)            Beneficially Owned (2)    Before Offering (2)
----------------------------------------------------------------------------------------
Sirus Ahmadi                                   14,779,131                39.4%
Keith Tanaka                                    2,155,290                 5.8%
All Directors and Executive Officers
as a Group (2 persons)                         16,934,421                45.2%
----------------------------------------------------------------------------------------

(1)   The   address  of  the  listed   beneficial   owners  is  c/o   Conspiracy
      Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, California 90401

(2) Applicable percentage ownership is based on 37,485,509 shares of common stock outstanding as of April 8, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of April 8, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 8, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12.    Certain Relationships and Related Transactions.

      We have not entered into any transaction during the last two years and we have not proposed any transaction to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

      - Any director or executive officer of Conspiracy Entertainment Holdings, Inc.;

      -     Any nominee for election as a director;

      - Any security holder named in the "Security Ownership of Certain Beneficial Owners and Management" section below; and

      - Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

Item 13.    Exhibits.

Exhibit
Number                                    Description
--------------------------------------------------------------------------------
2.1 Share Exchange Agreement, dated May 29, 2003, by and among Lance Systems, Inc., Conspiracy Entertainment Corporation, and Wallace Boyack and John Spicer (Incorporated by reference to Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 2, 2003)

3.1            Articles  of   Incorporation   (Incorporated   by   reference  to
               registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)

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

4.2 Form of Convertible Debenture (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.3 Form of Class A Warrant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.4 Form of Class B Warrant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.5 Form of Registration Rights Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.6 Form of Security Interest Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.7 Supplement No. 1, dated as of September 28, 2004, between the Company and Whalehaven Capital Fund Limited, to Securities Purchase Agreement, dated as of August 31, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)

4.8 $50,000 principal amount 5% Secured Convertible Debenture issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)

4.9 Class A Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)

4.10 Class B Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)

10.1 Consulting Agreement, dated August 24, 2004, between the Company and Moshe Hartstein (Incorporated by reference to registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)

10.2 Consulting Agreement, dated August 26, 2004, between the Company and Sol Financial, Inc. (Incorporated by reference to registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)

10.3 Consulting Agreement, dated September 28, 2004 between the Company and Scott Mac Caughern (Incorporated by reference to registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)

14.1           Code of Ethics

16.1 Letter from HJ & Associates, L.L.C., dated July 22, 2003, on change in certifying accountant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 24, 2003)

16.2 Letter from HJ & Associates, L.L.C. on change in certifying accountant (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on July 30, 2003)

21.1           Subsidiaries  of  the  Company   (Incorporated  by  reference  to
               registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)

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

Item 14.    Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $37,857 and $71,682 for the years ended December 31, 2004 and December 31, 2003, respectively.

Tax Fees

      The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $2,700 and $2,200, for the years ended December 31, 2004 and December 31, 2003, respectively. The services for which such fees were paid consisted of tax return preparation.

All Other Fees

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2004 and December 31, 2003.

Audit Committee Pre-Approval Policies and Procedures

      Not applicable.

                                     SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONSPIRACY ENTERTAINMENT HOLDINGS, INC


      Dated:      April 15, 2005           By:    /s/ Sirus Ahmadi
                                                  ------------------------------
                                                  Sirus Ahmadi
                                                  Chief Executive Officer


      Dated:      April 15, 2005           By:    /s/ Keith Tanaka
                                                  ------------------------------
                                                  Keith Tanaka
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                  TITLE                                 DATE
 ---------                  -----                                 ----

  /s/ Sirus Ahmadi          Chief Executive Officer               April 15, 2005
 ---------------------
 Sirus Ahmadi               and Director


  /s/ Keith Tanaka          Chief Financial Officer, Principal    April 15, 2005
 ---------------------
 Keith Tanaka               Accounting Officer, Secretary
                            and Director

                   Conspiracy Entertainment Holdings, Inc.

                      Consolidated Financial Statements

                          December 31, 2004 and 2003

                               C O N T E N T S

Independent Registered Public Accountant's Report......................................... F-3

Consolidated Balance Sheet................................................................ F-4

Consolidated Statements of Operations..................................................... F-5

Consolidated Statements of Stockholders' Deficit and Other Comprehensive Income .......... F-6

Consolidated Statements of Cash Flows..................................................... F-7

Notes to the Consolidated Financial Statements............................................ F-9

              INDEPENDENT REGISTERED PUBLIC ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of Conspiracy Entertainment Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Conspiracy Entertainment Holdings, Inc. as of December 31, 2004 and the related consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conspiracy Entertainment Holdings, Inc. as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred ongoing operating losses and does not currently have financing commitments in place to meet expected cash requirements through 2005. Additionally, the Company is in default on its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC
------------------------------------
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2005

                     Conspiracy Entertainment Holdings, Inc.
                           Consolidated Balance Sheet

                                     ASSETS
                                                                    December 31,
                                                                       2004
                                                                    -----------
Current Assets
  Cash                                                              $   165,762
  Accounts Receivable (net of allowance of $0)                          167,262
                                                                    -----------

    Total Current Assets                                                333,024
                                                                    -----------

Property & Equipment (Net)                                               25,950
                                                                    -----------

Other Assets
  Capitalized software development and licenses                         400,346
  Deposits                                                                8,025
  Investments                                                                --
                                                                    -----------

    Total Other Assets                                                  408,371
                                                                    -----------

    Total Assets                                                    $   767,346
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                    December 31,
                                                                       2004
                                                                    -----------

Current Liabilities
  Accounts Payable                                                  $   812,762
  Accounts Payable-related party                                          3,501
  Payroll Taxes Payable                                                 312,376
  Accrued Expenses                                                       18,739
  Advances Received                                                          --
  Deferred Compensation                                                 236,136
  Deferred Revenue                                                      365,197
  Current Portion of Lease Obligations                                    9,406
  Notes Payable - Current                                               210,128
                                                                    -----------

    Total Current Liabilities                                         1,968,244

Long-Term Liabilities
  Convertible Notes Payable                                           1,100,000
  Capital Lease Obligations                                               9,406
  Less Current Portion                                                   (9,406)
                                                                    -----------

Total Long-Term Liabilities                                           1,100,000
                                                                    -----------

    Total Liabilities                                                 3,068,244

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
    Issued and Outstanding 37,485,509 shares                             38,061
  Additional Paid in Capital                                          5,393,064
  Other Comprehensive Income                                            (44,890)
  Minority Interest                                                     (29,400)
Accumulated Deficit                                                  (7,657,733)
                                                                    -----------

Total Stockholders' Deficit                                          (2,300,898)
                                                                    -----------

    Total Liabilities and Stockholders' Equity                      $   767,346
                                                                    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Operations

                                                       For the Year Ended
                                                           December 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
Revenues, Net
  Product Sales                                  $  1,425,649      $  1,881,629
  License Revenue                                          --           495,478
                                                 ------------      ------------

    Total Revenues                                  1,425,649         2,377,107
                                                 ------------      ------------

Cost of Sales
  Product Costs                                     1,360,432         1,161,808
  License Development                                 234,812         1,092,211
                                                 ------------      ------------
    Total cost of sales                             1,595,244         2,254,019
                                                 ------------      ------------

Gross Profit (Loss)                                  (169,595)          123,088
                                                 ------------      ------------

Operating Expenses
  Selling, General & Administrative                   450,193           689,144
  Professional Fees                                   861,191           890,148
  Wages & Salaries                                    629,082           815,133
  Impairment                                               --                --
                                                 ------------      ------------

    Total Operating Expenses                        1,940,466         2,394,425
                                                 ------------      ------------

Net Operating Loss                                 (2,110,060)       (2,271,337)
                                                 ------------      ------------

Other Income(Expense)
  Interest Income                                          --                 2
  Interest Expense                                    (60,792)          (50,309)
  Forgiveness of Debt                               2,451,282                --
  Financing Costs                                  (2,882,766)               --
  Loss on Investment                                  (11,272)               --
  Foreign Currency Transaction Loss                    (5,269)               --
  Other Income (Expense)                               50,000            70,000
                                                 ------------      ------------

    Total Other Income(Expense)                      (458,817)           19,693
                                                 ------------      ------------

Net Loss Before Income Taxes                       (2,568,877)       (2,251,644)

Provision for Income Taxes                                 --               800

Minority Interest                                      29,400                --
                                                 ------------      ------------

Net Loss                                         $ (2,539,477)     $ (2,252,444)
                                                 ============      ============

Net Loss Per Share - Basic and Diluted           $      (0.07)     $      (0.10)
                                                 ============      ============

Weighted Average Shares
 Outstanding - Basic and Diluted                   34,141,270        21,857,762
                                                 ============      ============

                     Conspiracy Entertainment Holdings, Inc.
                    Statements of Other Comprehensive Income

                                                       For the Year Ended
                                                           December 31,
                                                 -------------------------------
                                                     2004              2003
                                                 ------------      ------------

Net Loss                                         $ (2,539,477)     $ (2,252,444)

Other Comprehensive Income
  Loss on Foreign Currency Translation                (14,808)          (30,082)
                                                 ------------      ------------

Net Comprehensive Loss                             (2,554,285)       (2,282,526)
                                                 ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Conspiracy Entertainment Holdings, Inc.
 Consolidated Statements of Stockholders' Deficit and Other Comprehensive Income
                      For the year ended December 31, 2004


                                                   Common Stock          Committed      Additional      Other
                                             -------------------------     Common         Paid-in    Comprehensive   Accumulated
                                               Shares         Amount       Stock          Capital       Income        Deficit
                                             ----------    -----------   ---------      -----------   -----------    -----------
Balance, December 31, 2002                   19,090,500    $    19,091   $     3,112    $    12,182   $        --    $(2,865,813)

Reverse merger adjustement (note 1)           8,606,646          8,606        (8,606)            --

Issuance of committed shares                  2,462,400          2,462        (3,112)           650            --             --

Foreign currency translation adjustment
  to notes payable (British pound to USD)            --             --            --             --       (30,082)            --

Net loss for the year ended
  December 31, 2003                                  --             --            --             --            --     (2,252,444)

                                            ------------------------------------------------------------------------------------

Balance, December 31, 2003                   30,159,546         30,159            --          4,226       (30,082)    (5,118,256)

Shares issued for conversion of debt          1,492,536          1,492            --        998,508            --             --

Shares issued for warrant exercise              245,000            245            --        244,755            --             --

Shares issued for cash at $0.10               2,215,177          2,792            --        276,007            --             --
                                                                                                                     -----------
Shares issued for relief of payables            648,250            648            --        258,652            --             --

Forgiveness of deferred comp                         --             --            --        450,000            --             --

Shares issued for services at $0.14             600,000            600            --         83,400            --             --

Shares issued for services at $0.10           1,500,000          1,500            --        148,500            --             --

Shares issued for services at $0.075            625,000            625            --         46,250            --             --

Warrants issued for Financing costs                  --             --            --      2,882,766            --             --


Foreign currency translation adjustment              --             --            --             --       (14,808)            --

Net loss for the year ended
  December 31, 2004                          (2,539,477)
                                            ------------------------------------------------------------------------------------
Balance, December 31, 2004                   37,485,509    $    38,061   $        --    $ 5,393,064   $   (44,890)   $(7,657,733)
                                            ===========    ===========   ===========    ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Cash Flows

                                                                      For the Year Ended
                                                                          December 31,
                                                                  --------------------------
                                                                     2004            2003
                                                                  -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                        $(2,539,477)   $(2,252,444)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operations:
  Minority Interest                                                   (29,400)            --
     Depreciation & Amortization                                       30,665         38,410
     Amortization of Capitalized Development Costs and Licenses       125,398      1,188,726
     Impairment of Capitalized Development Costs and Licenses         329,812             --
     Loss on Equity Method Investment                                  11,272             --
     Foreign Currency Transaction Loss
     Financing Fees and Services Paid with Equity                   3,168,910             --
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                             (147,262)     2,237,869
     Prepaid Expenses                                                     287           (562)
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                         (2,474,610)    (1,308,210)
     Due to Related Party                                                  --        (20,000)
     Deferred Compensation                                            269,806        111,930
     Deferred Revenue                                                  96,520       (439,645)
                                                                  -----------    -----------

  Net Cash Used by Operating Activities                            (1,158,080)      (443,926)

Cash Flows from Investing Activities:
  Purchase of Investments                                              (8,805)            --
  Purchase of Development Costs and Licenses                         (284,346)      (514,412)
                                                                  -----------    -----------

  Net Cash Provided (Used) by Investing Activities                   (293,151)      (514,412)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Notes Payable                                  --        265,128
  Proceeds from Convertible Notes Payable                           1,281,500        650,000
  Principal Payments on Notes Payable                                (216,730)       (15,700)
  Principal Payments on Capital Lease Obligations                     (15,905)       (12,755)
  Proceeds from Issuance of Common Stock                              523,800             --
                                                                  -----------    -----------

  Net Cash Provided (Used) by Financing Activities                  1,572,665        886,673
                                                                  -----------    -----------

Increase (Decrease) in Cash                                           121,433        (71,665)

Cash and Cash Equivalents at Beginning of Period                       44,329        115,994
                                                                  -----------    -----------

Cash and Cash Equivalents at End of Period                        $   165,762    $    44,329
                                                                  ===========    ===========

                                   (Continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                Consolidated Statements of Cash Flows (Continued)

                                                                        For the Year Ended
                                                                           December 31,
                                                                  -----------------------------
                                                                      2004            2003
                                                                  -------------   -------------
Cash Paid For:
  Interest                                                        $          --   $          --
  Income Taxes                                                              800             800

Non-Cash Investing and Financing Activities:
Capital contributed for financing fees                            $2,882,766.00   $          --
Common stock issued for services                                     280,875.00              --
Notes payable converted to common stock                            1,000,000.00              --
Accounts payable settled with common stock                           259,300.00              --
Forgiveness of deferred compensation by officer                      450,000.00              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

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

      On October 7, 2003, the Company effected a reorganization and acquisition agreement with Conspiracy Entertainment Corporation (CEC), organized in November 1997. The reorganization agreement provided for the issuance of 21,552,900 shares of common stock to the shareholder of CEC, for all outstanding shares of CEC. Pursuant to the acquisition, CEC became a wholly-owned subsidiary of the Company, and the name of the Company was changed to Conspiracy Entertainment Holdings, Inc. The reorganization was recorded as a reverse acquisition using the purchase method of business combination. In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of CEC. The shares issued to the shareholders of CEC have been stated retroactively, as though a 1,026 for 1 stock split occurred on January 1, 2003. The reverse merger adjustment is therefore all the shares held by the Lance shareholders prior to the acquisition.

      In early 2004, the Company acquired a 51% interest in Conspiracy Entertainment Europe, LTD (CEE), a United Kingdom Corporation, to develop and distribute certain game titles in Europe. During 2004, the Company advanced $60,000 to this majority owned subsidiary to cover operating expenses. The financial statements of CEE are consolidated with the Company, with a minority interest adjustment.

      b.    Accounting Method

      The Company recognizes income and expense on the accrual basis of accounting. The Company has elected a December 31 year end.

      c.    Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      d.    Receivables

      The Company sells its products throughout the United States. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

      e.    Assignment of Accounts Receivable

      Regularly, the Company assigns its receivables to vendors with recourse and accounts for such assignments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Assigned accounts receivable are shown on the accounts receivable section of the balance sheet until collected by the beneficiary. Should the accounts receivable become uncollectible, the Company is ultimately responsible for paying the vendor and recording an allowance for potential credit losses as deemed necessary. The assigned accounts receivable are generally collected within 90 days; therefore, the balance shown approximates its fair value.

      f.    Capitalized Development Costs and Licenses

      Capitalized   development  costs  include  payments  made  to  independent software developers under development agreements, as well as direct costs incurred for internally developed products.

      The Company accounts for software development costs in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.

      Capitalized Development Costs

      For products where proven technology exits, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, the Company expenses, as part of cost of sales, when the Company believes such amounts are not recoverable. Amounts related to capitalized development costs that are not capitalized are charged immediately to cost of sales. The Company evaluated the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders of the product prior to its release.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      f.    Capitalized Development Costs and Licenses - continued

      Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

      Capitalized Licenses

      Capitalized license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the products. Depending on the agreement with the rights holder, the Company may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product over a shorter period of time. Most license agreements include a "per unit" royalty obligation, however, royalties are offset against the prepaid license amount first and then accrued as sales continue.

      The Company evaluates the future recoverability of capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. Prior to the related product's release, the Company expenses, as part of cost of sales, licenses when the Company believes such amounts are not recoverable. Capitalized development cost for those products that are cancelled or abandoned are charged to cost of sales. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders for the product prior to its release.

      Commencing upon the related products release, capitalized license costs are amortized to cost of sales - licenses based on the number of units sold, multiplied by the "per unit" royalty amount. As license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year. For intellectual property included in products that have been released, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. License agreements vary in length between two and five years. Royalty unit rates vary from $1.50 per unit to $5.00 per unit.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      g.    Property and Equipment

      Software and equipment as of December 31, 2004 and 2003 consists of the following and are recorded at cost:

                                                                         2004
                                                                        --------
      Development tools                                                 $ 25,910
      Furniture and fixtures                                              70,878
      Equipment held under capital lease agreements                       72,199
      Leasehold improvements                                              24,457
                                                                        --------
         Total fixed assets                                              193,444
         Accumulated depreciation                                        167,493
                                                                        --------
            Net software and equipment                                  $ 25,950
                                                                        ========

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

      Depreciation charged to operations was $30,665 and $38,410 for the years ended December 31, 2004 and 2003, respectively.

      In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004 and 2003, no impairments were recognized.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      h.    Revenue Recognition

      Revenue from video game distribution contracts, which provide for the receipt of non-refundable guaranteed advances, is recognized when the games are delivered to the distributor by the manufacturer under the completed contract method, provided the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 (revised SAB No. 104), "Revenue Recognition," are satisfied:

      i.    Persuasive evidence of an arrangement exists.

      ii.   Delivery has occurred or services have been rendered.

      iii.  The seller's price to the buyer is fixed or determinable.

      iv.   Collectibility is reasonably assured

      Until all of the conditions of the sale have been met, amounts received on such distribution contracts are recorded as deferred income. Although regularly the Company enters into the assignment of accounts receivable to vendors, the Company presents revenues on gross basis per Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," since the Company:

      i.    Acts as the principal in the transaction.

      ii.   Takes title to the products.

      iii. Has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns.

      iv.   Does not act as an agent or broker.

      At all times, the Company maintains control of the development process and is responsible for directing the vendor. Other than for payment, the customer does not communicate with the vendor.

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

      License revenue is generated when the Company sells the acquired license to another publisher to develop and sell. Revenues are recorded when the royalty payments are received from that publisher upon sale of the product.

                      Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      i.    Advertising and Marketing Expense

      The  Company  expenses   advertising  and  marketing  costs  as  incurred.
      Advertising and marketing expense for the years ended December 31, 2004 and 2003 was $17,975 and $184,731, respectively.

      j.    Earnings (Loss) Per Share of Common Stock

      The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2004 and 2003 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                                                     For the Years Ended
                                                         December 31,
                                                     ---------------------
      Basic Earnings per share:                      2004             2003
                                                -------------     -------------
       Income (Loss)(numerator)                 $  (2,539,477)    $  (2,252,444)
       Shares (denominator)                        34,141,270       23,704,561_
                                                -------------     -------------
       Per Share Amount                         $       (0.07)    $       (0.10)
                                                =============     =============

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

      l.    Fair Value of Financial Instruments

      The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      m.    Functional Currency and Foreign Currency Translation

      The Company's functional currency is the U.S. dollar. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated into U.S. dollars at the average monthly exchange rate. Related translation adjustments are reported as a separate component of Stockholders' Equity, whereas gains and losses from foreign currency transactions are included in results of operations.

      The cumulative effect of currency translation adjustments to a note payable (in British Pounds) held by the Company is included in Other Comprehensive Income in Stockholders' Equity and consists of the following at December 31, 2004 and 2003:

            Balance at December 31, 2002                   $     --
            Effect of translation                           (30,082)
                                                           --------
            Balance at December 31, 2003                    (30,082)
            Effect of translation                           (14,808)
                                                           --------
            Balance at December 31, 2004                   $(44,890)
                                                           ========

NOTE 2 -  GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2004, the Company incurred a net loss of $2,563,608. In addition, the Company had an accumulated deficit of $7,681,864 as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. Management plans to issue additional debt and equity to fund the release of new products in 2005. The financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 3 - INVESTMENTS

      On January 1, 1998, the Company signed a stock purchase agreement with a shareholder in return for a 49% investment in ELO Interactive Media Co. ("ELO") for $11,272. The Company accounts for this investment using the equity method of accounting. Due to the immateriality of the balance, this amount is included in other assets on the accompanying balance sheet.

      During 2004, the investment in ELO has been impaired in full and a loss has been recorded for $11,272.

NOTE 4- CAPITALIZED DEVELOPMENT COSTS AND LICENSES

      Capitalized development costs and licenses at December 31, 2004 consisted of the following:
                                                    Development
                                                       Costs      Licenses
                                                     ---------    ---------
            Costs                                    $ 137,346    $ 822,846
            Less impairment                            (95,000)    (234,812)
            Less accumulated amortization                   --     (230,034)
                                                     ---------    ---------
            Total                                    $  42,346    $ 358,000
                                                     =========    =========

      Amortization expense was $125,398 and $1,188,726 for the years ended December 31, 2004 and 2003, respectively.

      The estimated amortization of capitalized license fees are as follows for the next five years:

                  2005                               $173,790
                  2006                                138,000
                  2007                                 46,210
                  2008                                     --
                  Thereafter                               --
                                                     --------
                                                     $358,000
                                                     ========

      During the period ended December 31, 2004, capitalized licenses were impaired due to the lack of product sales and management's assessment of future sales. During the years ended December 31, 2004 and 2003, a total of $234,812 and $675,000, respectively were expensed under the caption "Cost of Sales - License Development" due to the impairment.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003


NOTE 5 - ACCOUNTS PAYABLE - SWING ENTERTAINMENT

      Historically,   the  Company  has  obtained  most  of  its  financing  for development costs through Swing Entertainment. The Company had entered into various licensing agreements with Swing Entertainment for the development of games. Based on these agreements, the Company received advances from the vendor in order to finance specific project operations.

      In April 2004, the Company entered into a forgiveness and settlement agreement with Swing Entertainment Media (SWING). Pursuant to the agreement the Company was released of all obligations to or from SWING approximating $2,400,000 in payables.

      As of December 31, 2004, the Company had no accounts payable to Swing Entertainment.

NOTE 6 - NOTES PAYABLE

      The Company has the following additional note payable obligations:

                                                                    December 31,
                                                                        2004
                                                                    ------------
      September 22, 2004 - Convertible  debentures to
         partnerships and funds; 5% interest payable
         annually;  secured by the Company's assets,
         due August 2006, convertible  anytime at
         a rate of $0.05 per common share                             1,100,000

      August 7, 2003 - Note Payable, to an individual,
         total interest of $88,000(50,000  pounds) due,
         principal and interest due upon receipt of
         first $355,000 of product sales from British
         publisher, unsecured                                           210,128

         Total Notes Payable                                          1,310,128
         Less Current Maturities                                       (210,128)
         Total Long-Term Notes Payable                               $1,100,000
                                                                     ==========

      Following are maturities of long-term debt for each of the next five years:

                                                       Year           Amount
                                                   -----------      -----------
                                                       2005         $   210,128
                                                       2006           1,100,000
                                                       2006                  --
                                                                    -----------
                                                       Total        $ 1,310,128
                                                                    ===========

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003


NOTE 6  NOTES PAYABLE  (continued)

      On February 25, 2003, the Company entered into a convertible notes payable agreement with Calluna Capital Corporation for $450,000. The convertible note payable was secured by the general credit of the Company, the personal guarantee of the Company's Chief Executive Officer, and 9,000 shares of outstanding common stock held by the Chief Executive Officer. During 2004, Calluna advanced an additional $50,000 for convertible notes payable and the entire $500,000 was converted to 746,269 shares of the Company's common stock at a conversion price of $0.67 per share.

      On August 5, 2003, the Company entered into a convertible notes payable agreement with Fraser Lakes Enterprises, Ltd. for $500,000. The convertible note payable was secured by the general credit of the Company and the personal guarantee of the Company's Chief Executive Officer, and Chief Operations Officer. During 2004, the $500,000 was converted to 746,269 shares of the Company's common stock at a conversion price of $0.67 per share.

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

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 7   LEASE COMMITMENTS

      The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in April 2006. The Company also leases certain office equipment and a vehicle under non-cancelable capital lease arrangements that expire through September 2005. Future minimum lease payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at December 31, 2004 were as follows:

                    Year Ending                   Operating    Capital
                    December 31,                  Leases        Leases
                    ------------                ---------    ---------

                     2005                          50,900       10,630
                     2006                          17,132           --
                     Thereafter                        --           --
                                                ---------    ---------
                                                $ 117,456       10,630
                                                =========

            Less amount representing interest                   (1,224)
                                                             ---------
                                                                 9,406
            Less current portion                                (9,406)
                                                             ---------
            Long-term portion                                $   9,406
                                                             =========

      Included in property and equipment is capitalized leased equipment of $72,199 with accumulated depreciation of $59,734 at December 31, 2004.

      Rent expense was $46,478 and $89,226 for the years ended December 31, 2004 and 2003, respectively.

NOTE 8 - AGREEMENTS

      Employment Agreements

      On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Operating Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company's total issued and outstanding common shares as of the date of the agreement. During 2004 and 2003, the Company recorded $629,082 and $812,589 of compensation expense, respectively related to these agreements. Of the compensation expense amounts, zero and $1,556 are related to committed common stock, and $236,136 and $416,330 of deferred compensation as related to these agreements during 2004 and 2003, respectively.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003


NOTE 8 - AGREEMENTS - (continued)

      Withholding Tax Payable

      The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service ("IRS"). As of December 31, 2004 and 2003 the Company withheld $136,080 and $117,400, respectively. As of December 31, 2004, the Company had not remitted any of the 2001 through 2004 withholdings to the IRS which is most likely subject to penalties and interest. As of December 31, 2004, the Company had not been audited or invoiced by the IRS. The amount due at December 31, 2004 is included in accounts payable and accrued expenses in the accompanying balance sheet.

      Vacation Accrual

      During the years ended December 31, 2004 and 2003, the Company did not accrue liabilities for vacation payable to employees. The Company's management believes all vacation earned during and prior to 2004 was utilized by the employees of the Company as of December 31, 2004, and accordingly, has not recorded an accrued liability.


NOTE 9 - INCOME TAXES

      The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses. At December 31, 2004, the Company had net operating losses totaling approximately $7,700,000 which begin to expire in the year 2016.

      Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The applicable federal and state tax rates in effect at December 31, 2004 and 2003 were used in calculating the income tax liabilities, expense, and deferred taxes.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 9 - INCOME TAXES - (continued)

      The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2004 and 2003:
                                                       2004           2003
                                                   -----------    -----------
      Expected tax benefit                         $  (871,500)   $  (765,800)
      State income taxes, net of federal benefit      (128,000)      (112,600)
      Changes in valuation allowance                 1,000,300        879,200
      Other                                                 --             --
                                                   -----------    -----------
         Total                                     $       800    $       800
                                                   ===========    ===========

      The following table summarizes the significant components of the Company's deferred tax asset at December 31, 2004:

                                                       2004
                                                   -----------
         Deferred tax assets
            Deferred revenue                       $   124,000
            State taxes                                     --
            Net operating lo  ss carry-forwards      2,618,000
         Valuation allowance                        (2,742,000)
                                                   -----------
            Net deferred tax   asset               $        --
                                                   ===========

      The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards. As of December 31, 2004 and 2003, a valuation allowance has been recorded in the amount of $2,742,000 and $1,825,300, respectively.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 10 - CONCENTRATIONS AND UNCERTAINTIES

      Amounts due to one major vendor represented 0% and 74% of the net accounts payable balance at December 31, 2004 and 2003. Total net sales earned from one and two customers constituted 100 % of total net sales earned for the years ended December 31, 2004 and 2003, respectively.

      The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

NOTE 11 - SHAREHOLDERS' EQUITY

      Common Stock

      On October 7, 2003, the Company effected a reorganization and acquisition agreement with Conspiracy Entertainment Corporation (CEC). The reorganization agreement provided for the issuance of 21,552,900 shares of common stock to the shareholder of CEC, for all outstanding shares of CEC. The shares issued to the shareholders of CEC have been stated retroactively, as though a 1,026 for 1 stock split occurred on January 1, 2003.

      During February and March 2004, shareholders of the Company exercised their stock warrants in the Company. The Company issued 245,000 shares of common stock at a exercise price of $1.00 per share.

      In March 2004, the Company issued 1,492,536 shares of common stock in satisfaction of $1,000,000 in convertible notes payable.

      In May 2004, the Company issued 2,215,177 shares of common stock for cash at a price of $0.10 per share.

      In August 2004, the Company issued 648,250 shares of common stock to relieve $259,300 in accounts payable

      In August 2004, the Company issued 1,500,000 shares of common stock for consulting services at a price of $0.10 per share.

      In September 2004, the Company issued 600,000 shares of common stock for private placement services at a price of $0.14 per share.

      In September 2004, the Company issued 625,000 shares of common stock for marketing consulting services at a price of $0.075 per share.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 11 - SHAREHOLDERS' EQUITY - (continued)

      Warrants

      In 2003, pursuant to the acquisition agreement between Lance Systems, Inc. (`Lance") and Conspiracy Entertainment Corporation ("Conspiracy"), Lance guaranteed a private placement to raise $1 million for Conspiracy. The funds were to be raised through the issuance of 1 common share at $0.67 per share with one attached warrant to purchase 1 share of common stock at $1 per share. In January 2004, the funding was completed and 1,500,000 warrants were issued.

      During February and March 2004 warrants were exercised for 245,000 shares of common stock at a price of $1.00 per share.

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

      The fair value of these warrants was estimated at the date of grant using the Black-Scholes American pricing model with the following weighted-average assumptions for 2004: expected volatility of 146%; risk-free interest rate of 4.00 %; and expected life of five years. The weighted-average fair value of warrants granted was $0.14 in 2004. A corresponding expense for the issuance of warrants in 2004 totaling $2,882,766 was recorded as a financing fee in the Statement of Operations.

      Warrant pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, the Company's warrants have characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the warrants and that the resulting warrant values are reasonable.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003

NOTE 12 - SUBSEQUENT EVENT

      On February 9, 2005, the Company entered into a Securities Purchase Agreement for the sale of an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, 13,000,000 Class A Common Stock Purchase Warrants, and 13,000,000 Class B Common Stock Purchase Warrants, to four accredited institutional investors. The Company received gross proceeds totaling $650,000 from the sale of the Secured Convertible Debentures and the Class A and Class B Common Stock Purchase Warrants in the foregoing transactions.

      Interest is payable on the earlier of a conversion of the Debentures (as described below) or on the maturity date of February 9, 2007. At the Company's election, accrued interest on the Debentures may be paid by the Company in shares of common stock at the conversion price then in effect. The conversion price is $0.05 per share, subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like. Payment of all amounts due pursuant to the Debentures, as well as the Company's other obligations to the investors, is secured by a lien on all of the Company's assets.

       Each Class A Warrant is exercisable at a price of $0.20 per share from the earlier of 65 days after its original issuance or the date on which the shares of common stock issuable upon exercise of the Class A Warrants are registered under the Securities Act of 1933. The Class A Warrants are exercisable until expiration on February 28, 2010. Each Class B Warrant is exercisable at a price of $0.05 per share from the earlier of 65 days after its original issuance or the date on which the shares of common stock issuable upon exercise of the Class B Warrants are registered under the Securities Act of 1933. The Class B Warrants are exercisable until expiration 18 months after effectiveness of a registration statement covering the resale of the shares issuable upon exercise of the Class B Warrants (subject to extension under certain circumstances). The exercise price of each of the Warrants is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like.

      Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the Debentures and upon exercise of the Warrants in a registration statement under the Securities Act of 1933 to be filed not later than 30 days after the effective date of the registration statement, as amended, originally filed by the Company on November 24, 2004 (the "Required Filing Date") and to use its best efforts to cause such registration statement to be declared effective no later than 60 days after the Required Filing Date. In the event the Company does not meet these deadlines, it may be required to issue additional shares of common stock to the investors under the terms of the registration rights agreement.

                   Conspiracy Entertainment Holdings, Inc.
                Notes to the Consolidated Financial Statements
                          December 31, 2004 and 2003


NOTE 12 - SUBSEQUENT EVENT (continued)

      The placement agent assisted the Company in connection with the sale of Debentures, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants. In consideration for its services, the Company agreed to (i) pay the placement agent a cash amount equal to 5.5% of the total purchase price of the Debentures and Warrants; (ii) issue the placement agent or its designees 300,000 shares of the Company's common stock with piggy-back registration rights; and (iii) pay the placement agent cash fee equal to 10% of the cash exercise price of any Warrants that are exercised for cash.

      The sale of the Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants caused an adjustment to the expiration date of the Company's outstanding Class 2004-B Common Stock Purchase Warrants. Each Class 2004-B Common Stock Purchase Warrants will now expire 18 months after the effective date of the Company's registration statement, as amended, originally filed by the Company on November 24, 2004.