Form 10QSB
period 2005-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-05-16
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)


             Utah                                      87-0386790
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                           612 Santa Monica Boulevard
                             Santa Monica, CA 90401
                             ----------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (310) 260-6150

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005, the issuer had 37,785,509 outstanding shares of Common Stock, $.001 par value per share.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                 MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                           Page
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements............................................2
Item 2.       Management's Discussion and Analysis or Plan of Operation.......6
Item 3.       Controls and Procedures........................................10

                                        PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..............................................10
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds....11
Item 3.       Defaults Upon Senior Securities................................11
Item 4.       Submission of Matters to a Vote of Security Holders............11
Item 5.       Other Information..............................................11
Item 6.       Exhibits and Reports on Form 8-K...............................11

SIGNATURES...................................................................12

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                     Conspiracy Entertainment Holdings, Inc.
                           Consolidated Balance Sheets

                                     ASSETS
                                                                  December 31,     March 31,
                                                                      2004            2005
                                                                  ------------    ------------
                                                                                  (Unaudited)
Current Assets:
  Cash                                                            $    165,762    $    163,004
  Accounts Receivable, net of allowance
    for doubtful accounts of zero in 2004 and 2005                     167,262         106,970
                                                                  ------------    ------------

    Total Current Assets                                               333,024         269,974

  Property and Equipment, Net                                           25,951          35,075

Other Assets:
  Capitalized Development Costs and Licenses, Net                      400,346         705,346
  Deposits                                                               8,025           8,025
                                                                  ------------    ------------

    Total Other Assets                                                 408,371         713,371
                                                                  ------------    ------------

    Total Assets                                                  $    767,346    $  1,018,420
                                                                  ------------    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                $    812,762    $    769,587
  Accounts Payable - Related Party                                       3,501           3,501
  Accrued Expenses                                                      18,739          36,941
  Payroll Taxes Payable                                                312,376         332,488
  Deferred Compensation                                                236,136         246,924
  Deferred Revenue                                                     365,197         365,197
  Lease Obligations - Current                                            9,406           5,251
  Notes Payable                                                        210,128         210,128
                                                                  ------------    ------------

    Total Current Liabilities                                        1,968,244       1,970,017

Long-Term Liabilities:
  Convertible Notes Payable, net of discount
    of zero in 2005 and $140,000 in 2004                             1,100,000       1,610,000
                                                                  ------------    ------------

    Total Long-Term Liabilities                                      1,100,000       1,610,000
                                                                  ------------    ------------

    Total Liabilities                                                3,068,244       3,580,017
                                                                  ------------    ------------

Stockholders' Equity:
  Common Stock, 100,000,000 Shares Authorized,  $.001 Par Value,
    37,785,509 Shares Issued and Outstanding                            37,486          37,786
  Additional Paid in Capital                                         5,393,639       6,067,339
  Other Comprehensive Income                                           (44,890)        (44,890)
  Minority Interest                                                    (29,400)        (29,400)
  Accumulated Deficit                                               (7,657,733)     (8,592,432)
                                                                  ------------    ------------

Total Stockholders' Equity                                          (2,300,898)     (2,561,597)
                                                                  ------------    ------------

    Total Liabilities and Stockholders' Equity                    $    767,346    $  1,018,420
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      2004            2005
                                                  ------------    ------------

Revenues                                          $    422,352    $    151,808

Cost of Sales                                          297,781         134,473
                                                  ------------    ------------

Gross Profit (Loss)                                    124,571          17,335
                                                  ------------    ------------

Operating Expenses:
  Depreciation Expense                                   8,380           6,571
  Professional Fees                                     45,000         203,700
  Salaries & Wages                                     166,234         132,402
  General & Administrative                              96,898          81,158
                                                  ------------    ------------

    Total Operating Expenses                           316,512         423,831
                                                  ------------    ------------

Net Operating Income (Loss)                           (191,941)       (406,496)
                                                  ------------    ------------

Other Income(Expense)
  Interest Expense                                     (36,061)        (18,202)
  Financing Costs                                           --        (510,000)
  Miscellaneous Income                                  50,000              --
                                                  ------------    ------------

    Total Other Income(Expense)                         13,939        (528,202)
                                                  ------------    ------------

Income (Loss) Before Income Taxes                     (178,002)       (934,698)

Income Tax Expense                                          --              --
                                                  ------------    ------------

Net Income (Loss)                                 $   (178,002)   $   (934,698)
                                                  ============    ============

Net Income (Loss) Per Share - Basic and Diluted   $      (0.01)   $      (0.02)
                                                  ============    ============

Weighted Average Shares Outstanding:
  Basic and Diluted                                 31,207,260      37,485,509
                                                  ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      Conspiracy Entertainment Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     ----------------------------
                                                         2004            2005
                                                     ------------    ------------
Cash Flows from Operating Activities:
  Net Loss                                           $   (178,002)   $   (934,698)
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operations:
     Depreciation & Amortization                            8,380           6,571
     Discount on Convertible Notes Payable                     --         510,000
     Services Paid with Common Stock                           --          24,000
  Change in Operating Assets and Liabilities:
     Accounts Receivable                                  (30,000)         60,292
     Accounts Payable and Accrued Expenses                 36,735          (4,861)
     Deferred Revenue                                      43,569              --
     Deferred Compensation                                 42,244          10,788
                                                     ------------    ------------

  Net Cash Used in Operating Activities                   (77,074)       (327,908)

Cash Flows from Investing Activities:
  Payments for Development Costs and Licenses            (160,000)       (305,000)
  Purchases of Property and Equipment                          --         (15,695)
                                                     ------------    ------------

  Net Cash Used in Investing Activities                  (160,000)       (320,695)

Cash Flows from Financing Activities:
  Proceeds from Convertible Notes Payable                  25,000         650,000
  Proceeds from Exercise of Stock Warrant                 210,000              --
  Payments for Capital Leases                              (2,479)         (4,155)
  Principal Payments on Notes Payable                     (38,000)             --
                                                     ------------    ------------

  Net Cash Provided (Used) by Financing Activities        194,521         645,845
                                                     ------------    ------------

Increase (Decrease) in Cash                               (42,553)         (2,758)

Cash and Cash Equivalents at Beginning of Period           44,329         165,762
                                                     ------------    ------------

Cash and Cash Equivalents at End of Period           $      1,776    $    163,004
                                                     ============    ============

Cash Paid For:
  Interest                                           $        329    $         --
                                                     ============    ============
  Income Taxes                                       $         --    $         --
                                                     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2005


GENERAL

Conspiracy Entertainment Holdings, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2004.

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

CONVERTIBLE NOTE PAYABLE

On February 9, 2005, the Company closed a Securities Purchase Agreement for 5% Secured Convertible Debentures having a total principal amount of $650,000, convertible into 13,000,000 shares of the Company's common stock at a price of $0.05 per share, plus Class A Common Stock Purchase Warrants to purchase a total of 13,000,000 shares of common stock at a price of $0.20 per share; and Class B Common Stock Purchase Warrants to purchase a total of 13,000,000 shares of common stock at a price of $0.05 per share. Interest and principal of the note is due on February 9, 2007.

The $650,000 in proceeds has been recorded as paid in capital based on the intrinsic and relative fair values of $195,000, $130,000 and $325,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and $510,000 has accreted through March 31, 2005. The remaining discount accretes through April 15, 2005 when the note is convertible and the warrants are exercisable.

The intrinsic value of the beneficial conversion feature is $0.03 as the fair market value of common stock was $0.08 on the date of the agreement. The relative fair values of the warrants were estimated using the Black Scholes pricing model with volatility of 80.86%, risk free interest rate of 2.1%, expected yield of 0% and estimated lives of two years.

During the three months ended March 31, 2005, the Company incurred professional fees to advisory firms for agent services related to the placement of the Convertible Note Payable. The professional fees totaled $100,500 and were paid by issuing 300,000 shares of the Company's common stock valued at $24,000 and $76,500 in cash.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      Revenues for the three months ended March 31, 2005 were $151,808, compared to $422,352 for the three months ended March 31, 2004. This represents a decrease of $270,544, or 64% comparing the two periods. The decrease in revenue for the three months ended March 31, 2005 is primarily the result of us not releasing any new product. Sales in the three months ended March 31, 2005 consisted of only reorders.

      Gross profit decreased by $107,236, or 86%, to $17,335 for the three months ended March 31, 2005 compared to $124,571 for the three months ended March 31, 2004. The decrease in gross profit is primarily the result of us not releasing any new product. Generally the gross profit ratio for new products is higher than reorders.

      For the three months ended March 31, 2005, selling, general and administrative expenses totaled $423,831. This was an increase of $106,991, or 33.77%, from selling, general and administrative expenses of $316,512 in the three months ended March 31, 2004. The increase in selling, general and administrative expenses is a result of increased attorney fees of $42,000 and increased consulting fees of $116,700 both related to the additional investment received into the Company on February 9, 2005.

      Interest expense was $18,202 and $35,752 for the three months ended March 31, 2005 and 2004, respectively. This was a decrease of $17,550, or 49%. The reason for this decrease was due to the terms of and conditions of a loan received in August 2003.

      Our net loss was $934,698 for the three months ended March 31, 2005 compared to a net loss of $178,001 for the three months ended March 31, 2004. The decrease in profitability for the three months ended March 31, 2005 was due to finance costs of $510,000, an increase in attorney fees of $42,000 and in increase in consulting fees of $116,700 all in relation to additional investment received into the Company on February 9, 2005.

Liquidity and Capital Resources

      As of March 31, 2005 our cash balance was $163,004, compared to $165,762 at December 31, 2004. Total current assets at March 31, 2005 were $269,974 compared to $333,024 at December 31, 2004. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for fiscal 2005.

      Our accounts receivable at March 31, 2005 was $106.970, compared to $167,261 at December 31, 2004. The change in accounts receivable is primarily due to the Company receiving payment for consulting services provided in 2004

      As of March 31, 2005 we had a working capital deficiency of $1,653,339. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of Company stock.

      The current portion of long-term debt at March 31, 2005 was $5,251 compared to $9,406 as of December 31, 2004. We expect to pay off the entire $5,251 by year-end 2005. We plan to pay this with proceeds generated from normal operational cash flow.

      At March 31, 2005 we had no bank debt.

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

Contractual Obligations

      The following table summarizes our contractual obligations as of March 31, 2005:

                                                      Payments due by period
                                   --------------------------------------------------------------
                                                      Less than                        More
Contractual Obligations                 Total          One Year      Years 1-2     than 2 years
----------------------------------      -----          --------      ---------     ------------
Notes Payable                        $1,960,128       $210,128      $1,750,000
Operating Lease Obligations             $68,132        $63,749          $4,283
Capital Lease Obligations               $10,630        $10,630
License Fee Obligations                 $80,000        $80,000
Total                                $1,468,890       $364,507      $1,104,283

      In September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. Although we expect these notes to be converted into shares of our common stock, the notes if called would be payable in 2006.

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

      In February 2005, we entered into a convertible notes payable agreement totaling $650,000. Although we expect these notes to be converted into shares of our common stock, the notes if called would be payable in 2006.

                                    2007    $650,000

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

                                     PART II

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On February 9, 2005, we sold an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, 13,000,000 Class A Common Stock Purchase Warrants, and 13,000,000 Class B Common Stock Purchase Warrants, to four accredited institutional investors for gross proceeds totaling $650,000. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

Exhibit
Number                Description
-------               ----------------------------------------------------------

10.1 Securities Purchase Agreement, dated as of January 31, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15, 2005)
10.2 Form of Convertible Debenture, dated as of February 9, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15, 2005)
10.3 Form of Warrant, dated as of February 9, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15, 2005)
10.4 Form of Registration Rights Agreement, dated as of January 31, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15,
                      2005)
10.5 Form of Security Interest Agreement, dated as of January 31, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15,
                      2005)
10.6 Joint Escrow Instructions (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15, 2005)
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
                      Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
                      Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.


         Dated: May 16, 2005         By: /s/ Sirus Ahmadi
                                         -----------------------------------
                                         Sirus Ahmadi
                                         President and Chief Executive Officer


         Dated: May 16, 2005         By: /s/ Keith Tanaka
                                         -----------------------------------
                                         Keith Tanaka
                                         Chief Financial Officer