Form 10KSB/A
period 2003-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-08-02
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)


         87-0386790                                       UTAH
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 612 Santa Monica Blvd., Santa Monica, CA 90401
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (310) 260-6150

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $2,377,107

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of December 31, 2003, was $1,190,261.25.

         As of December 31, 2003, the issuer had 30,159,546 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

  Transitional Small Business Disclosure Format (check one): Yes [_]     No [X]

                                TABLE OF CONTENTS

                                                                                                     Page
                                                  PART I
Item 1.       Description of Business..................................................................2
Item 2.       Description of Property..................................................................7
Item 3.       Legal Proceedings........................................................................7
Item 4.       Submission of Matters to a Vote of Security Holders......................................8

                                                  PART II

Item 5.       Market for Common Equity and Related Stockholder Matters................................ 9
Item 6.       Management's Discussion and Analysis or Plan of Operation...............................10
Item 7.       Financial Statements................................................................... 15
Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....16

                                                 PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act...................................17
Item 10.     Executive Compensation...................................................................17
Item 11.     Security Ownership of Certain Beneficial Owners and Management...........................18
Item 12.     Certain Relationship and Related Transactions............................................18
Item 13.     Exhibits Financial Statement Schedules, and Reports on Form 8-K..........................18


SIGNATURES............................................................................................20

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

         We were incorporated under the laws of the State of Utah on July 29, 1982 as Strategic Recovery Corporation, with the purpose of investing in real and personal property and buying and selling strategic metals. As Strategic Recovery Corporation, we participated in various projects including developing and marketing an Olympic Commemorative Book and participation in a gold project in Columbia, South America.

         After determining that market prices were declining and the market was becoming increasingly more competitive with low profit margins, we determined to change our business focus and on February 16, 1987, we entered into a merger agreement with Lance, Inc. Prior to the merger, Lance, Inc. owned a software program used to assist managers of HUD qualified projects to complete the proper forms and reports to maintain HUD qualification for rental payments. Under the Certificate of Merger, we were the surviving corporation and subsequent to the merger we changed our name to Lance, Inc. After the merger we intended to distribute software applications to assist managers of HUD qualified projects to complete required forms and reports to maintain HUD qualification for rental payments. This project eventually failed and we ceased operations until May 29, 2003, when we entered into a Share Exchange Agreement with Conspiracy Entertainment Corporation and its stockholders.

         Our Board of Directors approved the Share Exchange Agreement and the transactions contemplated therein by written consent dated May 29, 2003. The holders of approximately 80.3% of our outstanding shares of our common stock , approved by written consent dated May 29, 2003, the Share Exchange Agreement and the transactions contemplated therein.

         Our Board of Directors has given careful consideration to the Share Exchange Agreement, the existing business operations of Conspiracy Entertainment Corporation, the future and plans of Conspiracy Entertainment Corporation, our current book value, the interest of our shareholders, and the risks of the transaction to our existing shareholders. Based on the foregoing considerations the Board of Directors believe the transaction is fair and in our shareholders' best interests.

         Pursuant to the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of Conspiracy Entertainment Corporation in exchange for 21,552,900 shares of our common stock. Based on the closing price of our common stock on May 29, 2003 of $0.002, the dollar value of the merger was approximately $43,106. We entered into the Share Exchange Agreement to acquire Conspiracy Entertainment Corporation because our management believed the acquisition was an attractive business venture and because our prior operations had failed. Conspiracy Entertainment Corporation and its stockholders entered into the Share Exchange Agreement in order to provide the stockholders increased liquidity and to provide the business greater access to capital markets. Conspiracy Entertainment Corporation was formed on November 21, 1997 under the laws of the State of California. Conspiracy Entertainment Corporation originally operated as a licensing agent specializing in purchasing and selling entertainment licenses suitable for video game publishers. In 2001, Conspiracy Entertainment Corporation became an approved publisher of video game software with Nintendo and with Sony Computer Entertainment, and then in 2002, the company became an approved Microsoft publisher. After closing of the Share Exchange Agreement, we changed our name to Conspiracy Entertainment Holdings, Inc. and began developing, publishing and marketing interactive entertainment software.

         The share exchange with Conspiracy Entertainment Corporation and its shareholders was recorded as a reverse acquisition using the purchase method of business combination. In a reverse acquisition all accounting history becomes that of the accounting acquirer. Since Conspiracy Entertainment Corporation was the accounting acquirer, all historical information in the accompanying financial statements prior to the acquisition is that of Conspiracy Entertainment Corporation.

         In early 2004, we formed Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation. We currently own a 51% interest in Conspiracy Entertainment Europe. Conspiracy Entertainment Europe was formed with the purpose of eventually obtaining publishing license agreements for European regions and eventually distributing our products throughout Europe. Conspiracy Entertainment Europe has not entered into any such publishing license agreements and Conspiracy Entertainment Europe has not generated any revenues to date.

Publishing

         Our business is primarily focused on developing, publishing and marketing interactive entertainment software. We have entered into publishing agreements with publishers of interactive entertainment hardware platforms. These agreements are for non-exclusive licenses, both for the rights to publish and to develop titles for their hardware platforms. These agreements are the foundation for our business. We must maintain a license to develop and publish titles for each hardware platform. Each license specifies the territory to which it applies, and licenses range from multi-national distribution to approval on a title-by-title basis. Our existing hardware platform licenses for Sony's PlayStation and PlayStation 2, Nintendo's Game Boy Color and Game Boy Advance, Nintendo 64 and Microsoft's Xbox, and our license for Nintendo GameCube require that we obtain approval for publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms and our ability to time the release of titles is dependent upon decisions made by third party publishers.

         On August 28, 2000, we entered into a licensed publisher agreement with Sony Computer Entertainment America, Inc. Under the agreement, Sony Computer Entertainment granted us a non-exclusive license to publish, develop, have manufactured, market, distribute and sell software for Sony's computer entertainment system, PlayStation 2, in the United States and Canada. The term of the license agreement was until March 31, 2003, but automatically extends for additional one-year terms thereafter, unless either party provides the other with written notice of its election not to so extend on or before January 31 of the applicable year. We are required to have the software that we develop under the agreement manufactured by a manufacturing facility designated by Sony Computer Entertainment. We are required to pay Sony Computer Entertainment a royalty fee for each unit of the licensed products that is manufactured. The royalty fee ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product. If there is no satisfactory evidence to support the wholesale price, the royalty rate is $7 per unit.

         On September 28, 2000, we entered into a publisher license agreement with Microsoft Corporation to develop and/or publish software products running on the Xbox game system and license proprietary materials from Microsoft. When we develop a concept for a game for the Xbox system, we are required to submit to Microsoft a written and completed concept submission form that includes details of the proposed game. Microsoft then evaluates the proposed game and, if approved, we deliver to Microsoft a beta version of the game which includes all of the games features, along with disclosure about any hidden characters, cheats, "eater eggs," bonus video and audio, and similar elements included in the beta version and/or intended to be included in the final release version of the game. When is game title is complete, we deliver to Microsoft the proposed final release version that is ready for manufacture and commercial distribution. Microsoft playtests the beta version and proposed final release version of each game title and Microsoft provides us written comments regarding the results. We are required to comply with any requests by Microsoft to improve a game based on playtests. We are required to retain only authorized software replicators that are certified and approved by Microsoft for replication (manufacture) of games that run on Xbox. For each finished product unit manufactured, we must pay Microsoft royalties in accordance with the agreement. The royalty fee ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product.

         On October 2, 2000, we entered into a licensed publisher agreement with Sony Computer Entertainment America, Inc. Under the agreement, Sony Computer Entertainment granted us a non-exclusive license to publish, have manufactured, market, distribute and sell software for Sony's CD-based interactive console, PlayStation, in the United States, Canada and Mexico. Unless earlier terminated, the license is effective for four years. On September 11, 2004, this agreement was extended for another four years. Sony Computer Entertainment manufactures the software that we develop under the agreement. We are required to pay Sony Computer Entertainment a royalty fee for each unit of the licensed products that is manufactured. The royalty fee ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product. If there is no satisfactory evidence to support the wholesale price, the royalty rate is $7 per unit.

         On November 9, 2001, we entered into a license agreement with Nintendo of America Inc. to develop, have manufactured, advertise, market and sell video game software for play on the Game Boy Advance system in countries within the Western hemisphere and their respective territories and possessions. The term of the agreement is for three years. Upon completion of a game, we deliver a prototype to Nintendo of America where it is tested and, if approved, we place purchase orders for the game from Nintendo of America for distribution to end consumers. The purchase price and minimum order quantities for the licensed products are set forth in Nintendo of America's then current price schedule which is in effect from time to time. The purchase price includes the cost of manufacturing together with a royalty for the use of the intellectual property rights. The royalty generally ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product.

         On November 1, 2002, we entered into a license agreement with Nintendo of America Inc. to develop, have manufactured, advertise, market and sell video game software for play on the Nintendo GameCube system in countries within the Western hemisphere and their respective territories and possessions. The term of the agreement is for three years. Upon completion of a game, we deliver a prototype to Nintendo of America where it is tested and, if approved, we place purchase orders for the game from Nintendo of America for distribution to end consumers. The purchase price and minimum order quantities for the licensed products are set forth in Nintendo of America's then current price schedule which is in effect from time to time. Unless otherwise specifically provided for, the purchase price includes the cost of manufacturing a single game disc, together with a royalty for the use of the intellectual property rights. The royalty generally ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product.

Entertainment Licensing

         While we are primarily a publisher of interactive entertainment software, on occasion an entertainment licensing opportunity may become available to us. We do not allocate a budget for entertainment licensing revenue; rather, if we purchase a license it is generally for the purpose of attaching ourselves as the publisher of the software. Because revenue from entertainment licensing has fluctuated greatly in the past, it is not generally determinable what percentage of our business entertainment licensing represents. We have entered into strategic license arrangements with entertainment and media companies that have developed well-known characters and brands and that are producing properties that are expected to form the basis for future products. Our agreements with licensors and developers generally require us to make advance royalty payments.

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

         On July 7, 2003, we entered into two software licensing agreements with Constant Entertainment LLP - SEGA Limited to manufacture, market and otherwise exploit (including via online sales) various games for the Sony PlayStation 2 platform. One agreement covers the territories of North America, Canada, Mexico, and South America. The other agreement covers the territories of Europe. The term of each agreement is for 48 months after release of the products. Each agreement requires us to make royalty advances to Constant Entertainment in the amount of $60,000 per each title, or a total of $840,000 for 14 titles covered by the agreement. The schedule for royalty advances is as follows: (a) 30%, or $252,000 upon signing each agreement; (b) 30% upon concept approval for each product by Sony Computer Entertainment of America; and (c) 40% upon concept approval for each product by Sony Computer Entertainment of America for commercial production. To date, only the $252,000 advance royalty payment for the European territories has been paid. The royalty advances are credited against royalties which are payable under each agreement of $1.15 per each unit sold by us. This agreement calls for multiple titles to be release individually. With the full knowledge and instructions of SEGA, we presented this project first as a 4-in-1 package and ultimately as a 10-in-1 package which was approved by Sony on April 16, 2004. Recently, Constant Entertainment received a termination letter from 3D AGES/SEGA for the US Publishing rights to the titles under our agreement because the project was presented as a 10-in-1 package. On September 28, 2004 we received a cease and desist email notification from SEGA US who is apparently the new publisher of these game titles. We believe the actions of SEGA/3D AGES are not valid and in fact our agreement with Constant may be have been infringed by a third party (SEGA US).

Development

         We design and develop our titles primarily through third parties with whom we have relationships. We typically select these independent third-party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms. We contract with the third-party developers for specific or multiple titles. The development cycle for a new title typically ranges from 24 to 36 months and products are sold to mass merchandisers and through outsourced distributors. The majority of our products are completed within six to eight months. We complete the products in a short period of time since we obtain video games that are partially complete or we obtain foreign language video games published by foreign manufacturers that are completed. Partially complete refers to projects that may have been cancelled by another publisher or sold by a publisher who is no longer solvent. It is often times more efficient to revive such a project instead of starting anew. All of our products are manufactured by third parties. In order to maintain protection over their hardware technologies, publishers of hardware platforms generally specify or control the manufacturing of the finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures the finished goods and delivers them to us and/or our warehouse facility for distribution to our customers.

         We also develop and market foreign game titles that have been successfully released in other countries to make them suitable for production in the United States. This process is generally shorter in time and allows us to quickly market these products. For every game the process of making foreign titles suitable for production in the United States is different. Some games only require language translations and packaging edits. These games would require translators to localize the games, and marketing firms to modify the packaging. Other games require additional features to be added to the games in order to make them compatible with the formats they will be published on. These would require the assistance of the original developers or additional developers to add the necessary content or modifications. In some instances, a decision is made to make the entire game more "Americanized" or appealing to the United States customers we intend to reach. These games would require translators, marketing firms, and the help of the existing developer and sometimes additional developers. Generally these products are released at "budget" pricing, taking advantage of impulse buyers in retail outlets. "Budget" pricing means selling games at reduced prices from full retail prices. The normal course for publishers is to release "new" games at full retail price, and subsequently reduce the price gradually to meet demand. In many instances the shelf life for these games is 4-6 months. Our approach is to release the game at an already reduced price, hoping to attract "impulse" buys. Since these games have generally already been released in other markets, they are not considered "new" and cannot command the full retail pricing. By releasing these products at a budget price we hope to generate both large unit sales, as well as long term sales via reorders.

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

         Enter international markets. In early 2004 we founded Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation, and we own 51% of this entity. The other 49% of Conspiracy Entertainment Europe is owned by Michael Hayward. Conspiracy Entertainment Europe's operations are consolidated with our financial statements included at the end of this prospectus. Conspiracy Entertainment Europe has not generated any revenues to date. The primary goal of founding a European subsidiary was to obtain publishing license agreements with Sony for PS2 and PSP for European regions, which is in process, and to establish distribution channels for our products in Europe. We expect Conspiracy Entertainment Europe to enter into publishing license agreements by the end of the fiscal year ending December 31, 2005. Conspiracy Entertainment Europe will be our sole European presence and therefore it will require multiple distribution channels, for each European country we eventually choose to sell our product.The size of the European market is approximately 80% of the United States market, providing an incremental revenue growth opportunity for distribution of our interactive titles.

         Maintain hardware platform flexibility. We develop products for most hardware platforms that are currently available. In addition, if and when it is profitable to do so, we release popular game titles for use on multiple platforms. We work with hardware companies to coordinate the release of new titles with the launch of next generation hardware platforms for which those titles are designed. In coordinating the release of new titles, we work with hardware companies to obtain development tools required to program software which will operate on the new hardware platforms. In addition, we continually submit games for concept approval as well as various other milestone approvals to insure the final product is suitable and accepted by the hardware company when completed and ready for manufacturing.

Competition

          The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware platforms and titles. We are a small publisher that represents less than 1% of the video game publishing market. Our competitors vary in size from small companies to large corporations, including the manufacturers of the hardware platforms. We must obtain a license from and compete with hardware platform manufacturers in order to develop and sell titles for their respective platforms. Each hardware platform manufacturer is the largest publisher and seller of software products for its own hardware platforms. As a result of their commanding market positions, these manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than do any of their licensees.

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

         We believe that we are able to successfully compete with regard to the principal factors of the interactive entertainment software industry, including product features, brand name recognition, rights to properties, access to distribution channels, product quality and ease of use, price, marketing support, independent product reviews and quality of customer service. However, any significant increase in the development, marketing and sales efforts of our competitors could harm our business. With respect to product features, any game released must meet the specific guidelines set forth by the first party hardware manufacturers. To date we have released products on almost every hardware platform available. With respect to brand name recognition, our product line has been established as a quality budget product line by SVG Distribution who specifically requested we package certain budget titles with distinctive artwork designating the products as a "Premium Value Product," or "PVP." With respect to rights to properties, we have outbid and earned the licensing rights to many licenses including, but not limited to, Tiny Toons, Animaniacs, and The Jeff Corwin Experience. With respect to access to distribution channels, we have sold products to some major industry distributors including, but not limited to, SVG Distribution, Jack of All Games, Vivendi/Universal, and Encore. With respect to product quality, we have received first party approval for all games released and we have won awards at the annual E3 Trade Show including, but not limited to, Best Action Game (Enclave), Best Xbox Game (Enclave) and Best Technology (Stretch Panic). Our games are all accompanied by complete detailed operating manuals consistent with those of our competitors, which makes the games easy to use. Although the majority of our games are budget priced, occasionally we retail at full market price, but we always maintain flexibility to reduce the price quickly if warranted by consumer demand. As to marketing support, we have advertised our games in all of the major trade magazines, attended the annual E3 Trade Show and we participate with retailers' promotional campaigns. We have received many excellent game reviews in all of the top trade magazines as well as some non conventional magazines such as Maxim. For customer service, instead of hiring an outside company, we have selected to work with our distributors and our internal staff who know the product best, to address customer service matters.

Employees

         As of December 31, 2003, we had seven full time employees. We intend to hire additional employees as needed. We retain independent contractors from time to time to provide various services, primarily in connection with its software development and sales activities. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 2.           Description of Property.

         As of August 11, 2003 and giving effect to the Share Exchange Agreement, we moved our principal place of business to 612 Santa Monica Blvd., Santa Monica, California 90401. We occupy approximately 1,900 square feet of office space at this location under a lease that expires in April 2006. Our current rent under the lease is $7,338.00 per month.

Item 3.           Legal Proceedings.

         Except as discussed below, we are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

         On July 22, 2003, we filed a lawsuit in the Superior Court of California, County of Los Angeles, against Bravado International Group, Inc. and Cousins Entertainment, Inc. seeking damages in an amount of not less than $5,000,000 in connection with the breach of a contract for the development and exploitation of a computer game. The complaint states causes of action based on fraud and deceit, conspiracy to defraud, breach of contract, and breach of the covenant of good faith and fair dealing. On December 24, 2003, we filed an amended complaint alleging the above claims and adding claims based on tortuous interference with contractual relations and tortuous interference with prospective economic advantage against Cousins Entertainment, Inc. The conspiracy to defraud and tortuous interference with prospective economic advantage claims were against Cousins Entertainment were dismissed. We are proceeding against Bravado International Group based on claims for fraud and deceit, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing, and against Cousins Entertainment on the claim for tortuous interference with contractual relations, reserving our right to re-allege the conspiracy to defraud claim against Cousins Entertainment should subsequent discovery indicate the viability of such claim. On September 16, 2003, Bravado International Group filed its answer with a cross-complaint alleging breach of contract against us and seeking damages of $50,000 plus interest, attorney's fees and costs. Discovery is proceeding and we intend to vigorously pursue our claims, while at the same time contest the claims brought against us by way of Bravado International Group's cross-complaint.

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

         The Information Statement was furnished to shareholders of Lance Systems, Inc., in connection with the following matters that were approved by our Board of Directors on May 29, 2003 and by the holders of a majority of the outstanding shares of our common stock by written consent on May 29, 2003: The change of the Company's corporate name to "Conspiracy Entertainment Holdings, Inc." The 350-for-1 reverse stock split of the issued and outstanding shares of the Company's common stock.

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

         On August 11, 2003, the Share Exchange Agreement was consummated with Conspiracy Entertainment, Inc.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information

         Our common stock is currently quoted on the OTC Bulletin Board under the symbol CPYE. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                    Fiscal 2003               Fiscal 2002
                                             -------------------------- -------------------------
COMMON STOCK                                    High          Low          High         Low
-------------------------------------------- ------------- ------------ ------------ ------------
First Quarter ended March 31                      $0.02         $0.02        *            *
Second Quarter ended June 30                      $1.62         $1.62        *            *
Third Quarter ended September 30                  $1.85         $1.85        *            *
Fourth Quarter ended December 31                  $1.88         $1.88        *            *
--------------------------------------------
* No reliable data is available for this period.

         As of December 31, 2003, we had 30,159,546 shares of common stock outstanding and held by approximately 372 stockholders of record. The transfer agent of our common stock is Madison Stock Transfer, Inc.

Dividends

         We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------------ ------------------------ ----------------------- ---------------------------
Plan category                        Number of securities     Weighted average        Number of securities
                                     to be issued upon        exercise price of       remaining available for
                                     exercise of              outstanding options,    future issuance under
                                     outstanding options,     warrants and rights     equity compensation plans
                                     warrants and rights                              (excluding securities
                                                                                      reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                    (b)                      (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not
approved by security holders
                                               -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                          -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

Sales of Unregistered Common Stock

         Pursuant to a Share Exchange Agreement dated May 29, 2003, we issued 21,552,900 shares of common stock to the four shareholders of Conspiracy Entertainment Corporation, in exchange for all of the issued and outstanding shares of common stock of Conspiracy Entertainment Corporation. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

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

Results of Operations - Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         For the fiscal year ended December 31, 2003 we had total revenue of $2,377,107 compared to revenue of $6,329,890 for the fiscal year ended December 31, 2002. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. For the period ended December 31, 2003 we earned $495,478 in license revenue for the products Enclave (Xbox and PC), Rally Championships (Game Cube), and Creatures-Raised in Space (PSX). This compares to license revenue of $1,167,205 for the year ended December 31, 2002. 2002 License Revenue came solely from the release of Enclave (Xbox and PC). This product sold extremely well in its first few months of release. 2003 license revenue was made up from reorders of the Enclave (Xbox and PC) title plus two flat price license deals for Rally Championships (Game Cube) in the amount of $50,000 and Creatures-Raised in Space (PSX) for $2,000 (packaging). With regard to both titles we were paid a flat fee to license the product or use our packaging for European release. In the case of Rally Championship (Game Cube), we opted for a flat fee due to our inability to secure a guaranteed profitable distribution agreement. For Creatures-Raised in Space (PSX), the European publisher requested to buy the artwork created for our U.S. release for a nominal fee of $2,000. Product sales for the period ended December 31, 2003 was $1,881,629 as compared to $5,162,685 for the period ended December 31, 2002. The decrease in product sales revenue of $3,281,056, or 64%, is primarily the result of the company only releasing two new products to market (Rally Championship (Game Cube) and Creatures-Raised in Space (PSX).

         The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                                            Fiscal Year Ended
                                                                December 31, 2003       December 31, 2002
         Number of New Titles Released                                     2                       9
         Number of Titles Reordered                                        7                       5
         Average Price Per Title                                       $5.37                   $7.23
         Revenue From Internally Developed Titles                   $635,990              $2,909,964
         Partially Complete Sales                                          0                       0
         Translated Sales                                         $1,245,639              $2,252,722
         License Revenue                                            $493,478           $1,167,203.51
         Other Revenue (packaging)                                    $2,000                      $0

         The major components of cost of sales are production costs and license/development costs. Productions costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the period ended December 31, 2003, we had license/development costs of $417,211 as compared to $2,363,084 for the period ended December 31, 2002. The decrease in license/development costs of $1,945,873, or 82.3%, is due to the increased number of new titles released in 2002. For the period ended December 31, 2003, we had production costs of $1,186,407 representing_347,616 units manufactured, compared to $2,797,207 of production costs for the period ended December 31, 2002 which represented 714,164_units manufactured.

         Gross profit totaled $123,088 for the fiscal year ended December 31, 2003 as compared to gross profit of $1,169,600 for the fiscal year ended December 31, 2002, a decrease of $1,046,512 or 89.5%. Gross profit as a percentage of sales for the fiscal year ended December 31, 2003 was_9% as compared to gross profit as a percentage of sales of 18.5% for the fiscal year ended December 31, 2002. The reason for this was again the release of nine new titles in 2002 versus only two for 2003. New titles are generally sold at a higher gross profit than resales which are often discounted.

         Total operating expenses in each of the fiscal years ended December 31, 2003 and December 31, 2002 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2003 and 2002 were $2,394,425 and $2,190,685, respectively, which constituted an increase of $203,740, or 8.5%. The increase in operating expenses is attributable to increases in Professional fees of $710,898 related to being a public company despite reductions in Entertainment of $65,556, Marketing of $77,808, Salary and Wages of $247,455 and Travel of $63,346.

         Other income is income not related to the buying or selling of games and or licenses or income obtained for services not generally part of our normal operation. We received "other income" of $70,000 in the fiscal year ended December 31, 2003 compared to other income of $0 in the fiscal year ended December 31, 2002. The $70,000 recorded as other income for the fiscal year ended December 31, 2003 was for consulting services valued at $20,000 and a $50,000 gain on the settlement of a debt. We had an agreement with Discovery Licensing to develop a game with the Crocodile Hunter license. It was later determined that Discovery was unable to grant these rights and paid us $50,000 to waive any and all potential claims against Discovery.

         Our net loss was $2,252,444 in the fiscal year ended December 31, 2003 compared to $1,726,895 in the fiscal year ended December 31, 2002. This increase in our net loss was due to decreased sales due to the company releasing only two new products in 2003 versus nine new titles in 2002, gross profit for the products released was lower as well as since the gross profit for new games is generally higher than reordered product, the increase in Total Operating Expenses primarily as a result of the costs involved with being public despite reductions in Entertainment, Marketing, Salary and Wages, and Travel.

Seasonality and Other Trends

         The interactive entertainment software industry is a seasonal and cyclical industry. The majority of sales is generated in the fourth quarter of each year due to the winter holiday, followed by the first quarter of each year which consists of sales to those who received new video game platforms over the winter holiday. If we miss this key selling period, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Second and third quarter sales generally drop off considerably unless new products are introduced. Introducing new products during this period however do not do as well as products introduced in either the fourth or first quarters.

         The interactive entertainment software industry is also cyclical. Videogame platforms have historically had a life cycle of four to six years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be offset by increased sales of products for the new platform.

Research and Development

         We did not spend any money on research and development during the fiscal years ended December 31, 2003 and 2002.

Contractual Obligations

         The following table summarizes our contractual obligations as of December 31, 2003:

                                                      Payments due by period
                                   --------------------------------------------------------------
                                                      Less than                        More
Contractual Obligations                 Total          One Year      Years 1-2     than 2 years
---------------------------             -----          --------      ---------     ------------
Notes Payable                           222,628        222,628               0              0
Operating Lease Obligations             117,456         49,424          68,032              0
Capital Lease Obligations                26,082         16,452           9,630              0
License Fee Obligations                       0              0               0              0
Total                                   366,166        288,504          77,662              0


         On February 25, 2003 we entered into a convertible notes payable agreement with Calluna Capital Corporation for $450,000, of which $300,000 was received on December 10, 2002. The convertible note payable is secured by the general credit of the Company, the personal guarantees of Company's Chief Executive Officer, and 9,000 shares of outstanding common stock held by the Chief Executive Officer.

         On August 5, 2003, we entered into a convertible notes payable agreement with Fraser Lakes Enterprises Ltd. for $500,000. The convertible note payable is secured by the general credit of the Company and the personal guarantees of the Company's Chief Executive Officer, and Chief Operations Officer

         The convertible notes payable are non-interest bearing and due on demand. The loans are repayed by the issuance of 1,492,537 shares of our common stock at a preset conversion rate of $.67 per share.

         In February 2003, we obtained an unsecured loan from an individual in the amount of $25,000 with no interest. We have repaid back $12,500 with the remaining balance to be paid in the year 2004.

                                  2004    $12,500

         In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have repaid approximately $145,000 with the remaining balance to be paid in the year 2004.

                                  2004    $210,128

         We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

                                  2004    $49,424
                                  2005    $50,900
                                  2006    $17,132

         We also lease equipment and a vehicle under non-cancelable capital lease agreements that expire through September 2005. Through the remainder of the lease term, our minimum lease payments are as follows:

                                  2004    $16,452
                                  2005    $9,630

Liquidity and Capital Resources

         As of December 31, 2003, our cash balance was $44,329, as compared to $115,994 at December 31, 2002. Total current assets at December 31, 2003 were $75,888, as compared to $1,790,968 at December 31, 2002. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations and additional fund raising in fiscal 2004 will be sufficient to cover our working capital requirements for fiscal 2004.

         For the period ended December 31, 2004 net cash used in operating activities was $443,926, compared to net cash used in operating activities of $4,894,585 for the period ended December 31, 2002. The decrease in net cash used in operating activities of $4,450,659, or 90.1%, was primarily the result of a decrease in accounts receivable of $2,237,869, an increase in accounts payable of $1,308,210 and an increase in deferred revenue of $439,645.

         For the period ended December 31, 2003 net cash used in investing activities totaled $514,412, compared to net cash used in investing activities of $5,291,195 for the period ended December 31, 2002. The decrease of $4,776,783, or 903%, is due to no additional acquisition of products and licenses.

         For the period ended December 31, 2003 net cash provided by financing activities totaled $886,673, compared to net cash provided by financing activities of $287,730 for the period ended December 31, 2002. The increase of net cash provided by financing activities of $598,943, or 67.5%, was the result of $915,128 of proceeds from the issuance of notes payable. This compares to $300,000 of proceeds received from the issuance of notes payable during 2002.

         Our accounts receivable at December 31, 2003 was $20,000, as compared to $124,704 at December 31, 2002. The change in accounts receivable is primarily due to orders to SVG Distribution, Inc. shipped in late December 2002.

         As of December 31, 2003, we had no Other Receivables as compared to $2,133,164 from SWING! Media AG at December 31, 2002. This figure represented assigned receivables to SWING! Media AG against payables of $4,571,353 which were offset against each other leaving a payables balance of $2,438,188 in 2003. Since SWING! Media AG filed for bankruptcy in April 30, 2003 we are negotiating to settle our balances in full.

         As of December 31, 2003 we had a working capital deficiency of $5,751,671. The most significant liability is the payable of $2,438,188 to SWING! Media AG. In addition, a major portion of our debt is attributed to consulting fees, attorney fees, and consulting fees of $890,148. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

         The current portion of long-term debt at December 31, 2003 consisted of $15,906 as opposed to $13,669 at December 31 2002. We expect to pay off the entire $15,906 by year-end 2005. We plan to pay this with proceeds generated from normal operational cash flow.

         At December 31, 2004 and December 31, 2003 we had no bank debt.

Financing Needs

         We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost and hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. We anticipate that we will require up to approximately $2,000,000 in additional financing to expand our operations over the next twelve months. We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us. The inability to obtain additional financing will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans.

Off Balance Sheet Arrangements

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Significant Management Estimates

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets, and deferred taxes. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

         We recognize revenue in accordance with current generally accepted accounting principles. Revenue recognition requirements require us to make significant judgments and estimates which may be difficult and complex. We make determinations regarding revenue that is recognized in the current period and the revenue that will be deferred. This is performed through judgment and estimates with regard to the software and related services to be provided to our customers. Our assumptions and judgments regarding revenue recognition could differ from actual events.

         Funds received in advance of software completion are recorded as a liability and deferred until the products are completed and delivered.

         We utilize the completed contract method of revenue recognition as opposed to the percentage-of-completion method of revenue recognition for substantially all of our products since the majority of our products are completed within six to eight months. We complete the products in a short period of time since we obtain video game software code that may be partially complete and/or we obtain foreign language video game software code that is published by foreign manufacturers that are completed and we develop and market them in the United States.

         License revenue is generated when we sell an acquired license to another publisher to develop and sell. Revenues are recorded when the royalty payments are received from that publisher subsequent to sale of the product.

Allowance For Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2004, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectable.

Valuation of Long-Lived Intangible Assets Including Capitalized Development Costs and Licenses

         Capitalized development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

         We account for software development costs in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. The accumulation of appropriate costs as a capitalized, long-term asset involves significant judgment and estimates of employee time spent on individual software projects. The accumulation and timing of costs recorded and amortized may differ from actual results.

         Our long-lived assets consist primarily of capitalized development costs and licenses. We review such long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset's carrying amount in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the software products, difficulty and delays in sales or a significant change in the operations of the use of an asset.

         Recoverability of long-lived assets by comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

         Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $571,210 at December 31, 2003. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Income Taxes

         We account for income taxes under SFAS No. 109, "Accounting for Income Taxes," which involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid-in capital and will not result in future income statement benefit.

Item 7.           Financial Statements.

         All financial information required by this Item is attached hereto at the end of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Conspiracy Entertainment Holdings' Change in Accountants from HJ & Associates, LLC to Chisholm and Associates

         On July 22, 2003, our Board of Directors dismissed HJ & Associates, LLC and engaged Chisholm and Associates (n/k/a Chisholm, Bierwolf & Nilson, LLC) as our independent accountants for the fiscal year ended June 30, 2003. The decision to change accountants was approved by our Board of Directors. During the most recent fiscal year and any subsequent interim period prior to engaging Chisholm and Associates, we did not consult with Chisholm and Associates regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B) and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

         Chisholm and Associates reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of the expression of our views, or the respects in which it does not agree with the statements made by us in response to Item 304(a).

         HJ & Associates' auditor's reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim period through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.

Conspiracy Entertainment Corporation's Change in Accountants from Singer, Lewak, Greenbaum & Goldstein LLP to Chisholm and Associates

         On July 22, 2003, Conspiracy Entertainment Corporation engaged Chisholm and Associates to serve as its independent accountants for the fiscal year ended December 31, 2003. On November 13, 2003, Conspiracy Entertainment Corporation dismissed Singer, Lewak, Greenbaum & Goldstein LLP as its independent accountants. The decision to change accountants was approved by Conspiracy Entertainment Corporation's Board of Directors.

         During the two fiscal years ended December 31, 2002 and 2001, and through November 13, 2003, (i) there were no disagreements between Conspiracy Entertainment Corporation and Singer, Lewak, Greenbaum & Goldstein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Singer, Lewak, Greenbaum & Goldstein would have caused Singer, Lewak, Greenbaum & Goldstein to make reference to the matter in its reports on Conspiracy Entertainment Corporation's financial statements, and (ii) Singer, Lewak, Greenbaum & Goldstein's reports on Conspiracy Entertainment Corporation's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2002 and 2001 and through November 13, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

         During the two fiscal years ended December 31, 2002 and 2001 and through July 22, 2003, Conspiracy Entertainment Corporation did not consult with Chisholm and Associates regarding either:

1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Conspiracy Entertainment Corporation's financial statements, and neither a written report was provided to Chisholm and Associates nor oral advice was provided that Chisholm and Associates concluded was an important factor considered by Conspiracy Entertainment Corporation in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Biographical information about these management personal is unchanged from our previous annual report.

   Name            Age                            Position                              Term
Sirus Ahmadi       (34)  Chief Executive Officer and Director                           Annual
Keith Tanaka       (41)  Chief Financial Officer, Principal Accounting Officer,         Annual
                         Secretary and Director
Randy Broweleit    (48)  Director                                                       Annual


Sirus Ahmadi, Chief Executive Officer and Director. Mr. Ahmadi has been our Chief Executive Officer and a Director since August 2003. Prior to joining us, Mr. Ahmadi was the President and Chief Executive Officer of Conspiracy Entertainment Corporation since 1997. Mr. Ahmadi is currently a member of the Board of Directors of Giant Mobile Corporation, a wireless gaming company.

Keith Tanaka, Chief Financial Officer, Principal Accounting Officer, Secretary and Director. Mr. Tanaka has been our Chief Financial Officer, Principal Accounting Officer, Secretary and a Director since August 2003. Prior to joining us, Mr. Tanaka was the Controller and Chief Financial Officer of Conspiracy Entertainment Corporation since 2000. Before joining Conspiracy Entertainment Corporation, he was an independent consultant for Conspiracy Entertainment Corporation since 1997. As a consultant for Conspiracy Entertainment Corporation, Mr. Tanaka's roles consisted of providing advice and direction and operations support in the areas of accounting, computer hardware and opertaions. Mr. Tanaka is currently a member of the Board of Directors of Giant Mobile Corporation, a wireless gaming company.

         Randy Broweleit, Director. Mr. Broweleit has been a member of our Board of Directors since August 2003. Prior to joining us, Mr. Broweleit served as the Senior Vice President and General Manager of Konami of America since 2000. In 1998, he held the position of Vice President of Business Development for Animation Science Corporation.

Item 10.      Executive Compensation.

         The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2003, 2002 and 2001.

                                                                                            Long-Term
                                                                                           Compensation
                                                                            -------------------------------------------
                                              Annual Compensation                      Awards                Payouts
                                      ------------------------------------- ------------------------------ ------------
                                                                  Other                       Securities                   All
                                                                 Annual        Restricted     Under-lying                 Other
        Name and                                                 Compen-     Stock Award(s)    Options/       LTIP       Compen-
   Principal Position        Year      Salary ($)   Bonus ($)  sation ($)         ($)          SARs (#)    Payouts ($)  sation ($)
-------------------------- ---------- ------------- ---------- ------------ ----------------- ------------ ------------ -----------
Sirus Ahmadi              2003 (1)     $324,000      ---         ---             ---            ---          ---          ---
                          2002 (1)     $324,000      ---         ---             ---            ---          ---          ---
                          2001 (1)     $120,000      ---         ---             ---            ---          ---          ---
Keith Tanaka              2003 (2)     $134,400      ---         ---             ---            ---          ---          ---
                          2002 (2)_    $134,400      ---         ---             ---            ---          ---          ---
                          2001 (2)    $  60,000      ---         ---             ---            ---          ---          ---

1. During the fiscal years ended December 31, 2003, 2002 and 2001, $74,672, $204,000 and $0, respectively, of Mr. Ahmadi's salary was deferred.

2. During the fiscal years ended December 31, 2003, 2002 and 2001, $27,258, $74,400 and $0, respectively, of Mr. Tanaka's salary was deferred.

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

Name and Address of Beneficial Owner (1)                                 Share       % of Total
                                                                     Ownership (2)       (2)
Common Stock

Sirus Ahmadi, Chief Executive Officer & Director                        14,779,131      49.0
Keith Tanaka, Chief Financial Officer & Director                         2,155,290       7.2
Randy Broweleit, Director                                                        0         0
Volker Eloesser                                                          2,463,189       8.2
Jonathan Jevons                                                          2,115,290       7.2
All Directors and Executive Officers as a Group (3 persons)             16,934,421      56.2

(1) The address of the listed beneficial owners is c/o Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, California 90401

(2) Applicable percentage ownership is based on 30,159,546 shares of common stock outstanding as of December 31, 2003, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2003 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2003 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12.      Certain Relationships and Related Transactions.

         On June 15, 2002, we entered into a development agreement with one of our shareholders, ELO Interactive, for the development of Marble Master (PS
One). The owner of ELO Interactive owned 11.43% of our common stock on June 15, 2002, while we were a private company. The development agreement terminated pursuant to its terms on December 31, 2002 after Marble Master was approved for manufacturing. As of December 31, 2003, we had $3,501 of accounts payable due to ELO Interactive pursuant to the development agreement, which is included in "Accounts Payable - Related Party" in the accompanying balance sheets.

         While we were a private company, one of our directors, Thomas Brockhage partially developed certain earlier games for us which were never completed including Sky Surfer (PS2), Hidden Invasion (PS2), Viva Rock Vegas (PS2). Mr. Brokhage also completed development of games including Logical (Gameboy Color published by Classified Games), Puzzled (Gameboy Color) and Land Before Time (Gameboy Color in conjunction with Full Fat Developers). As of December 31, 2003, we owed $262,801 to Mr. Brockhage.

Item 13.      Exhibits.

Form 8-K Reports.

In a current report on Form 8-K dated October 7, 2003 and filed with the Securities and Exchange Commission on October 22, 2003, we reported a change in control and the acquisition of Conspiracy Entertainment Corporation.

In a current report on Form 8-K/A dated October 7, 2003 and filed with the Securities and Exchange Commission on December 22, 2003, we file financial statements in connection with the acquisition of Conspiracy Entertainment Corporation.

Exhibits.

Exhibit
Number                                                       Description
------------------ -- ------------------------------------------------------------------------------------------------
2.1                   Share  Exchange  Agreement,  dated May 29, 2003, by and among Lance Systems,  Inc.,  Conspiracy
                      Entertainment  Corporation,  and Wallace Boyack and John Spicer  (Incorporated  by reference to
                      Definitive  Information  Statement  on Schedule  14C,  filed with the  Securities  and Exchange
                      Commission on July 2, 2003)
3.1                   Articles of Amendment to Articles of  Incorporation  (Incorporated  by reference to  Definitive
                      Information  Statement on Schedule 14C, filed with the  Securities  and Exchange  Commission on
                      July 2, 2003)
16.1                  Letter from HJ & Associates,  L.L.C.,  dated June 22, 2005, on change in certifying  accountant
                      (Incorporated  by reference  to  registration  statement  on Form SB-2/A (File No.  333-120773)
                      filed with the Securities and Exchange Commission on July 7, 2005)
16.2                  Letter from Singer Lewak Greenbaum & Goldstein LLP, dated
                      June 7, 2005, on change in certifying accountant
                      (Incorporated by reference to registration statement on
                      Form SB-2/A (File No. 333-120773) filed with the
                      Securities and Exchange Commission on July 7, 2005)
31.1                  Certification by Chief Executive  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the
                      Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2                  Certification by Chief Financial  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the
                      Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1                  Certification by Chief Executive  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the
                      Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2                  Certification by Chief Financial  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the
                      Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONSPIRACY ENTERTAINMENT HOLDINGS, INC


         Dated:   August 2, 2005         By:       /s/ Sirus Ahmadi
                                                  ------------------------------
                                                  Sirus Ahmadi
                                                  Chief Executive Officer


         Dated:   August 2, 2005         By:       /s/ Keith Tanaka
                                                  ------------------------------
                                                  Keith Tanaka
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                 DATE
         ---------                                   -----                                 ----
          /s/ Sirus Ahmadi                           Chief Executive Officer               August 2, 2005
         -----------------------------------
         Sirus Ahmadi                                and Director


          /s/ Keith Tanaka                           Chief Financial Officer, Principal    August 2, 2005
         -----------------------------------         Accounting Officer, Secretary
         Keith Tanaka                                and Director

                     Conspiracy Entertainment Holdings, Inc.

                              Financial Statements

                           December 31, 2003 and 2002




                                 C O N T E N T S

                                Auditor's Report

                                 Balance Sheets

                            Statements of Operations

                       Statements of Stockholders' Equity

                            Statements of Cash Flows

                        Notes to the Financial Statements

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Conspiracy Entertainment Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Conspiracy Entertainment Holdings, Inc., as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Conspiracy Entertainment Holdings, Inc., for the year ended December 31, 2002, were audited by other auditors whose report dated April 30, 2003 expressed an unqualified opinion.

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


/s/Chisholm, Bierwolf & Nilson, LLC
------------------------------------
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah 84010
March 5, 2004

                     Conspiracy Entertainment Holdings, Inc.

                           Consolidated Balance Sheets



                                                                 December 31,

                                                                     2003
                                 ASSETS
Current Assets
Cash                                                            $        44,329
Accounts Receivable (net of allowance of $0)                             20,000
Prepaid expenses                                                         11,559
Total Current Assets                                                     75,888
Property & Equipment (Net)                                               56,615
Other Assets
Capitalized software development and licenses                           571,210
Deposits                                                                  8,025
Investments                                                              11,272
Total Other Assets                                                      590,507
Total Assets                                                    $       723,010


   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.


                           Consolidated Balance Sheets

                                   (continued)

                                                                   December 31,

                                                                       2003
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                $     3,287,175
Accounts Payable-related party                                  $       262,801
Accrued Expenses                                                         68,672
Payroll Taxes Payable                                                   283,757
Deferred Compensation                                                   416,330
Deferred Revenue                                                        268,677
Current Portion of Lease Obligations                                     15,906
Notes Payable                                                         1,224,241
Total Current Liabilities                                             5,827,559
Long-Term Liabilities
Capital Lease Obligations                                                25,311
Less Current Portion                                                    (15,906)
Total Long-Term Liabilities                                               9,405
Total Liabilities                                                     5,836,964
Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 30,159,546 shares                                 30,159
Additional Paid in Capital                                                4,225
Other Comprehensive Income                                              (30,082)
Retained Earnings (Deficit)                                          (5,118,256)
Total Stockholders' Equity                                           (5,113,954)
Total Liabilities and Stockholders' Equity                      $       723,010


   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.


                      Consolidated Statements of Operations

                                                         For the Year Ended

                                                             December 31,
                                                      2003                2002
Revenues, Net
Product Sales                                  $     1,881,629    $     5,162,685
License Revenue                                        495,478          1,167,205
Total Revenues                                       2,377,107          6,329,890
Cost of Sales
Product Costs                                        1,161,808          3,053,457
License Development                                  1,092,211          2,826,304
Total cost of sales                                  2,254,019          5,879,761
Gross Profit (Loss)                                    123,088            450,129
Operating Expenses
General & Administrative                               689,144            941,941
Professional Fees                                      890,148            164,881
Wages & Salaries                                       815,133          1,065,701
Total Operating Expenses                             2,394,425          2,172,523
Net Operating Income (Loss)                         (2,271,337)        (1,722,394)
Other Income(Expense)
Interest Income                                              2                 23
Interest Expense                                       (50,309)            (3,724)
Other Income (Expense)                                  70,000                 --
Total Other Income(Expense)                             19,693             (3,701)
Income (Loss) Before Income Taxes                   (2,251,644)        (1,726,095)
Provision for Income Taxes                                 800                800
Net Income (Loss)                              $    (2,252,444)   $    (1,726,895)
Net Income (Loss) Per Share                    $         (0.07)   $         (0.06)
Weighted Average Shares Outstanding                 30,159,546         30,159,546


   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                               Committed          Additional      Retained
                                   Common Stock                  Common            Paid-in        Earnings
                                 Shares          Amount          Stock             Capital       (Deficit)

Balance, December 31,          30,159,546    $      27,047              --    $       4,225   $  (1,138,918)
2001
Common stock committed as
compensation expense                   --               --           3,112               --              --
Net loss for the year
ended
December 31, 2002                      --               --              --               --      (1,726,895)
Balance, December 31,          30,159,546         $27,047$           3,112    $       4,225   $  (2,865,813)
2002
Reverse merger                         --            3,112          (3,112)              --              --
adjustement (note 1)
Net loss for the year
ended
December 31, 2003                                                                                (2,252,444)
Balance, December 31,          30,159,546         $30,159$              --    $       4,225   $  (5,118,256)
2003


   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.


                      Consolidated Statements of Cash Flows

                                                                     For the Year Ended

                                                                        December 31,
                                                                  2003             2002
Cash Flows from Operating Activities:
Net Income (Loss)                                            $  (2,252,444)   $  (1,726,895)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization                                         38,410           38,605
Amortization of capitalized development costs and licenses       1,188,726        5,160,291
Issuance of committed stock as compensation expense                     --            3,112
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                                              2,237,869          540,986
Prepaid expenses                                                      (562)          (8,732)
Increase (Decrease) in:
Accounts Payable and accrued expenses                           (1,308,210)         (35,739)
Due to related party                                               (20,000)          (7,199)
Deferred compensation                                              111,930          304,400
Deferred revenue                                                  (439,645)         625,756
Net Cash Provided(Used) by Operating Activities                   (443,926)       4,894,585
Cash Flows from Investing Activities:
Purchase of development costs and licenses                        (514,412)      (5,283,372)
Purchase of property and equipment                                      --           (7,823)
Net Cash Provided (Used) by Investing Activities                  (514,412)      (5,291,195)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable                            915,128
Proceeds from convertible note payable                                  --          300,000
Principal Payments on notes payable                                (15,700)
Principal Payments on capital lease obligations                    (12,755)         (12,270)
Net Cash Provided (Used) by Financing Activities                   886,673          287,730
Increase (Decrease) in Cash                                        (71,665)        (108,880)
Cash and Cash Equivalents at Beginning of Period                   115,994          224,874
Cash and Cash Equivalents at End of Period                   $      44,329    $     115,994


   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.

                                                        For the Year Ended

                                                           December 31,
                                                     2003               2002
Cash Paid For:
Interest                                       $            --   $         3,724
Income Taxes                                   $           800   $           800
Non-Cash Investing and Financing Activities:
Receivables assigned to payable vendor         $            --   $     2,133,165
Assets purchased on capital lease              $            --   $        72,199
Stock Issued for Marketing Rights              $            --   $            --


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

On October 7, 2003, the Company effected a reorganization and acquisition agreement with Conspiracy Entertainment Corporation (CEC) organized in November 1997. The reorganization agreement provided for the issuance of 21,552,900 shares of common stock to the shareholder of CEC, for all outstanding shares of CEC. Pursuant to the acquisition, CEC became a wholly-owned subsidiary of the Company, and the name of the Company was changed to Conspiracy Entertainment Holdings, Inc. The reorganization was recorded as a reverse acquisition using the purchase method of business combination. In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of CEC. The shares issued to the shareholders of CEC have been stated retroactively, as though a 1,026 for 2 stock split occurred. The reverser merger adjustment is therefore all the shares held by the Lance shareholders prior to the acquisition.

In early 2004, the Company acquired a 51% interest in Conspiracy Entertainment Europe, Ltd. (CEE), a United Kingdom Corporation, to develop and distribute certain game titles in Europe. During 2003, the Company made no advances to this majority owned subsidiary. There was no activity in CEE during 2003.

b. Accounting Method

The Company recognizes income and expense on the accrual basis of accounting. The Company has elected a December 31 year end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d. Receivables

The Company sells its products throughout the United States. The Company evaluates its account receivables on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e. Assignment of Accounts Receivable

Regularly, the Company assigns its receivables to vendors with recourse and accounts for such assignments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. " Assigned accounts receivable are shown on the accounts receivable section of the balance sheet until collected by the beneficiary. Should the accounts receivable become uncollectible, the Company is ultimately responsible for paying the vendor and recording an allowance for potential credit losses as deemed necessary. The assigned accounts receivable are generally collected within 90 days; therefore, the balance shown approximates its fair value.

f. Capitalized Development Costs and Licenses

Capitalized development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

The Company accounts for software development costs in accordance with SFAS No. 86 " Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. " Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasability of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.

g.  Capitalized Development Costs

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

g. Capitalized Development Costs (continued)

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

h.  Capitalized License Agreements

Capitalized license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the products. Depending on the agreement with the rights holder, the Company may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product over a shorter period of time. License agreements include a "per unit" royalty obligation however, most royalties are offset against the prepaid license amount first and then accrued as sales continue.

The Company evaluates the future recoverability of capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. Prior to the related product's release, the Company expenses, as part of cost of sales, licenses when the Company believes such amounts are not recoverable. Capitalized development costs for those products that are cancelled or abandoned are charged to cost of sales. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders for the product prior to its release.

Commencing upon the related products release, capitalized license costs are amortized to cost of sales - licenses based on the number of units sold times the "per unit" royalty amount. As license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year. For intellectual property included in products that have been released, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. License agreements vary in length between 2 and 5 years. Royalty unit rates vary from $1.50 per unit to $5.00 per unit.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Property and Equipment

Software and equipment as of December 31, 2003 and 2002 consists of the following and are recorded at cost:

                                                                    2003
Development tools                                              $      25,910
Furniture and fixtures                                                70,878
Equipment held under capital lease agreements                         72,199
Leasehold improvements                                                24,457
     Total fixed assets                                              193,444
     Accumulated depreciation                                        136,831
          Net software and equipment                           $      56,613

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

j. Revenue Recognition

Revenue from video game distribution contracts, which provide for the receipt of non-refundable guaranteed advances, is recognized when the games are delivered to the distributor by the manufacturer under the completed contract method, provided the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, " Revenue Recognition ," are satisfied:

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Revenue Recognition (continued)

i.     Persuasive evidence of an arrangement exists.
ii.    Delivery has occurred or services have been rendered.
iii.   The seller's price to the buyer is fixed or determinable.
iv.   Collectibility is reasonably assured.

Until all of the conditions of the sale have been met, amounts received on such distribution contracts are recorded as deferred income. Although regularly the Company enters into the assignment of accounts receivable to vendors, the Company does not record revenues net versus gross per Emerging Issues Task Force ("EITF") No. 99-19, " Reporting Revenue Gross as a Principal versus Net as an Agent ," since the Company:

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

License revenue is generated when the Company sells the acquired license to another publisher to develop and sell. Revenues are recognized when the royalty payments are received from that publisher upon sale of the product.

k. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 was $184,731 and $245,936, respectively

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 " Earnings per Share. " Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended December 31, 2003 and 2002 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                               For the Years Ended

                                               December 31,
Basic Earnings per share:                2003             2002
Income (Loss)(numerator)            $  (2,252,444)   $  (1,726,895)
Shares (denominator)                   23,704,561       21,552,900
Per Share Amount                    $        (.10)   $        (.08)

m. Estimates

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

n. Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

o. Functional Currency & Foreign Currency Translation

The Company's functional currency is the U.S. dollar. In accordance with Statement of Financial Accounting Standard No 52 "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


o.  Functional Currency & Foreign Currency Translation (continued)

The cumulative effect of currency translation adjustments to a note payable (in British pounds) held by the Company are included in Other Comprehensive Income in Stockholders' Equity, and consist of the following at December 31, 2003 and 2002:

         Balance at December 31, 2002:      $             --
                  Effect of Translation              (30,082)
                                            -----------------
         Balance at December 31, 2003:      $        (30,082)
                                            =================

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

Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, " Accounting for Income Taxes ." The applicable federal and state tax rates in effect at December 31, 2003 and 2002 were used in calculating the income tax liabilities, expense, and deferred taxes.

The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2003 and 2002:

                                                      2003            2002
Expected tax benefit                            $     (765,800) $     (587,000)
State income taxes, net of federal benefit            (112,600)       (101,000)
Changes in valuation allowance                         879,200         687,500
Other                                                       --           1,300
     Total                                      $          800  $          800

The following table summarizes the significant components of the Company's deferred tax asset at December 31, 2003:

                                                            2003
Deferred tax assets
     Deferred revenue                                 $       91,300
     State taxes                                                  --
     Net operating loss carry-forwards                     1,734,000
Valuation allowance                                       (1,825,300)
     Net deferred tax asset                           $           --

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

On August 5, 2003, the Company entered into a convertible notes payable agreement with Fraser Lakes Enterprises, Ltd. for $500,000. The convertible note payable is secured by the general credit of the Company and the personal guarantee of the Company's Chief Executive Officer, and Chief Operations Officer. The Note is due upon demand upon receipt of a private placement or July 1, 2003 or until the merger with Lance Systems is complete. At such time the note is to be converted at $.67 per share.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 4 - Notes Payable

The Company has the following notes payable obligations:

                                                                             December 31,
                                                                                 2003
February 14, 2003 - Note Payable, to an individual, unsecured,
non-interest bearing and due on demand                                      $        12,500

August 7, 2003 - Note Payable, to an individual, interest payable of $88,925 plus principal will be due upon receipt of first $355,700 of product sales from
British publisher, if default occurs interest shall
accrue at 4%, unsecured and due on demand                                           261,741

     Total Notes Payable                                                            274,241
     Less Current Maturities                                                        274,241
     Total Long-Term Notes Payable                                          $            --

Following are maturities of long-term debt for each of the next five years:

                      Year          Amount
                    2004     $     274,241
                    2005                 -
                    2006                 -
                    2007                 -
                    2008                 -
                    Total    $     274,241

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 5 - Commitments and Contingencies

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

                     Year Ending                     Operating          Capital
                     December 31,                     Leases             Leases
                         2004                         $ 49,424         $ 17,464
                         2005                          50,900            10,630
                         2006                           17,132                -
                                                      $117,456            28,094
Less amount representing interest                                          2,783
                                                                          25,311
Less current portion                                                      15,906
Long-term portion                                                       $  9,405

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

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 5 - Commitments and Contingencies (Continued)

Litigation

On July 22, 2003, the Company filed a lawsuit in the Superior Court of California, County of Los Angeles, against Bravado International Group, Inc. and Cousins Entertainment, Inc. seeking damages in an amount of not less than $5,000,000 in connection with the breach of a contract for the development and exploitation of a computer game. The complaint states causes of action based on fraud and deceit, conspiracy to defraud, breach of contract, and breach of the covenant of good faith and fair dealing. On December 24, 2003, the Company filed an amended complaint alleging the above claims and adding claims based on tortuous interference with contractual relations and tortuous interference with prospective economic advantage against Cousins Entertainment, Inc. The conspiracy to defraud and tortuous interference with prospective economic advantage claims were against Cousins Entertainment were dismissed. The Company is proceeding against Bravado International Group based on claims for fraud and deceit, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing, and against Cousins Entertainment on the claim for tortuous interference with contractual relations, reserving the Company's right to re-allege the conspiracy to defraud claim against Cousins Entertainment should subsequent discovery indicate the viability of such claim. On September 16, 2003, Bravado International Group filed its answer with a cross-complaint alleging breach of contract against the Company and seeking damages of $50,000 plus interest, attorney's fees and costs. On April 9, 2004, Cousins Entertainment filed its answer with a cross-complaint alleging unauthorized use of name, image and likeness under California Civil Code section 3344 and common law misappropriation of the right of publicity against us and seeking damages in excess of $10,000,000, disgorgement of profits, proceeds or other consideration received by us, punitive damages, attorney's fees and costs. Discovery is proceeding and the Company intends to vigorously pursue its claims, while at the same time contest the claims brought against the Company by way of Bravado International Group's and Cousins Entertainment's cross-complaints. The Company believes the possibility of an unfavorable outcome is remote therefore no liability has been recorded for the above contingency.

NOTE 6 - Agreements

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Operating Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company's total issued and outstanding common shares as of the date of the agreement. These shares were all issued prior to the reverse merger in the private entity. Compensation expense was recorded using the estimated value of shares issued at the time. As of December 31, 2003, the Company recorded $812,589 of compensation expense, of which $1,556 is related to committed common stock, and $416,330 of deferred compensation as related to these agreements.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 6 - Agreements (continued)

Withholding Tax Payable

The Company withholds 10% of all foreign payments to Japan intended to be remitted to the Internal Revenue Service ("IRS"). Withholding on foreign payments to Japan due to the IRS at December 31, 2003, was $10,000. As of December 31, 2003 and 2002 the Company withheld payroll taxes of $117,400 and $94,500, respectively. As of December 31, 2003, the Company had not remitted any of the 2001, 2002 or 2003 withholdings to the IRS for which it might be subject to penalties and interest. As of December 31, 2003, the Company had not been audited or invoiced by the IRS. The amount due at December 31, 2003 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Vacation Accrual

During the years ended December 31, 2003 and 2002, the Company did not accrue liabilities for vacation payable to employees. The Company's management believes all vacation earned during and prior to 2003 was utilized by the employees of the Company as of December 31, 2003, and accordingly, has not recorded an accrued liability.

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

During the year ended December 31, 2002, the Company entered into several agreements with Swing Entertainment to assign its receivables with recourse for the extinguishment of liability of $2,133,165. As of December 31, 2003, the Company had accounts payable to Swing Entertainment of $2,438,188.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has a development agreement with one of its investors, ELO Interactive, for the development of a game. The owner of ELO Interactive also owned 14% of the Company's common stock as of December 31, 2002. As of December 31, 2003. During the year ended December 31, 2002, the Company recorded $10,001 in development expenses related to this agreement.

As of December 31, 2002, the Company owned $282,801 to one of its developers, who was also one of the Company's directors and a shareholder. As of December 31, 2003, this individual was no longer a related party.

NOTE 10 - CONCENTRATIONS AND UNCERTAINTIES

Amounts due to one major vendor represented 74% of the net accounts payable balance at December 31, 2003. Total net sales earned from two customers constituted 100% of total net sales earned for the years ended December 31, 2003 and 2002, respectively.

         Revenues from major customers are as follows:
                                    2003                      2002
                           -----------------         ------------------
         Customer A        $        1,881,629        $        5,162,686
         Customer B                   443,478                 1,167,204
                           -------------------       ------------------
                  Total    $        2,325,107        $        6,329,890
                           ==================        ==================

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

During the year ended December 31, 2001, Swing Entertainment, Inc. ("Swing"), the Company's major developer and licensor, attempted to acquire the Company. As part of the intended acquisition, a stock purchase agreement was signed between the Company and ELO to increase the Company's investment in the vendor from 49% to 51%. As of December 31, 2002, the acquisition had been canceled, and the investment remains at 49%.


NOTE 12 - CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at December 31, 2003 consisted of the following:

                                                                                 Development
                                                                                    Costs             Licenses
                  Costs                                                      $          111,000  $          564,846
                    Less accumulated amortization                                     -                   (104,636)
                                                                             ------------------  ------------------
                      Total                                                  $          111,000  $          460,210
                                                                             ==================  ==================

Amortization expense was $1,188,726 and $5,160,291 for the years ended December 31, 2003 and 2002, respectively.

The estimated amortization of capitalized license fees is as follows for the next five years:

         2005     $        276,000
         2006              138,000
         2007               46,210
         2008                    -
         2009                    -
                  ----------------
         Total    $        460,210
                  ================

During the period ended December 31, 2003, capitalized licenses were impaired due to lack of product sales, and management's assessment of future sales. $675,000 was expensed under the caption "Cost of Sales - License Development" due to this impairment.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 13 - NEW TECHNICAL PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation , to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting , to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables . This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities .. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities , which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity .. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 13 - NEW TECHNICAL PRONOUNCEMENTS (continued)

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.

NOTE 14 - Subsequent Events

In April 2004, the Company entered into a settlement agreement with Swing Entertainment Media (SWING). Pursuant to the agreement the Company will issue 200,000 common shares for relief of all obligations to or from SWING. The effect of this agreement on the financial statements of the Company is substantial. Approximately 2.4 million of payables will be converted to equity. An agreement was also reached, which will provide the Company to purchase the "Tiny-Toons" game for development and marketing for $100,000.

NOTE 15 - Warrants

Pursuant to the acquisition agreement between Lance Systems, Inc. ("Lance") and Conspiracy Entertainment Corporation ("Conspiracy"), Lance guaranteed a private placement to raise $1 million for Conspiracy. The funds were to be raised through the issuance of 1 common share at $67 per share with one attached warrant to purchase 1 share of common stock at $1 per share. As of December 31, 2003, the warrants had not been issued due to the incomplete receipt of the $1 million in private placement funding. In March 2004, the funding was completed and 1,500,000 warrants were issued.