Form 10QSB/A
period 2004-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-08-03
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 2

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, the issuer had 30,159,546 outstanding shares of Common Stock, $.001 par value per share.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                 MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                           Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................   2
Item 2.  Management's Discussion and Analysis or Plan of Operation ........   7
Item 3.  Controls and Procedures ..........................................  12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  12
Item 2.  Changes in Securities ............................................  13
Item 3.  Defaults Upon Senior Securities ..................................  13
Item 4.  Submission of Matters to a Vote of Security Holders ..............  13
Item 5.  Other Information ................................................  13
Item 6.  Exhibits and Reports on Form 8-K .................................  14

SIGNATURES ................................................................  15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Conspiracy Entertainment Holdings, Inc. (the "Company", "Issuer", "we", "us", or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

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

                     Conspiracy Entertainment Holdings, Inc.
                           Consolidated Balance Sheets

                                                                       March 31,
                                                                         2004
                                                                     (Unaudited)
                                    ASSETS
Current Assets:
Cash                                                                $     1,776
Accounts Receivable, net                                                 50,000
Prepaid Expenses                                                         11,559
Total Current Assets                                                     63,335
Property and Equipment, Net                                              48,234
Other Assets:
Capitalized Development Costs and Licenses, Net                         731,210
Deposits                                                                  8,025
Investments                                                              11,272
Total Other Assets                                                      750,507
Total Assets                                                        $   862,076
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                    $ 3,271,648
Accounts Payable - Related Party                                        262,801
Accrued Expenses                                                         13,094
Accrued Interest Payable                                                 91,310
Payroll Taxes Payable                                                   300,288
Deferred Compensation                                                   458,574
Deferred Revenue                                                        312,246
Lease Obligations - Current                                              13,427
Notes Payable                                                           218,760
Total Current Liabilities                                             4,942,148
Long-Term Liabilities:
Lease Obligations - Noncurrent                                           22,832
Less: Current Portion                                                   (13,427)
Total Long-Term Liabilities                                               9,405
Total Liabilities                                                     4,951,553
Stockholders' Equity:
Common Stock, 100,000,000 Shares Authorized, $.001 Par Value,
31,862,082 Shares Issued and Outstanding                                 31,861
Additional Paid in Capital                                            1,212,523
Other Comprehensive Income                                              (37,601)
Retained Earnings (Deficit)                                          (5,296,260)
Total Stockholders' Equity                                           (4,089,477)
Total Liabilities and Stockholders' Equity                          $   862,076

   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                       2004             2003
Revenues                                           $    422,352    $    188,751
Cost of Sales                                           297,781         135,008
Gross Profit (Loss)                                     124,571          53,743
Operating Expenses:
Depreciation Expense                                      8,380           9,602
Professional Fees                                        45,000          23,500
Salaries & Wages                                        166,234         239,748
General & Administrative                                 96,898         185,534
Total Operating Expenses                                316,512         458,385
Net Operating Income (Loss)                            (191,941)       (404,642)
Other Income(Expense)
Interest Income                                              --               2
Interest Expense                                        (36,061)           (848)
Miscellaneous Income                                     50,000              --
Total Other Income(Expense)                              13,939            (846)
Income (Loss) Before Income Taxes                      (178,002)       (405,488)
Income Tax Expense                                           --              --
Net Income (Loss)                                  $   (178,002)   $   (405,488)
Net Income (Loss) Per Share                        $      (0.01)   $      (0.01)
Weighted Average Shares Outstanding                  31,207,260      30,159,546

   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              For the Three Months Ended
                                                                      March 31,
                                                                  2004         2003
Cash Flows from Operating Activities:
Net Income (Loss)                                              $(178,002)   $(405,488)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization                                        8,380        9,602
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                       (30,000)      98,515
(Increase) Decrease in Prepaid Expenses                               --       10,997
Increase (Decrease) in Accounts Payable and Accrued Expenses      36,735      (50,218)
Increase (Decrease) in Deferred Revenue                           43,569      280,252
Increase (Decrease) in Deferred Compensation                      42,244      (14,597)
Net Cash Provided(Used) by Operating Activities                  (77,074)     (70,937)
Cash Flows from Investing Activities:
Payments for Development Costs and Licenses                     (160,000)     (12,470)
Payments for Property and Equipment                                   --       (2,871)
Net Cash Provided (Used) by Investing Activities                (160,000)     (15,341)
Cash Flows from Financing Activities:
Proceeds from Convertible Notes Payable                           25,000      175,000
Proceeds from Exercise of Stock Warrant                          210,000           --
Payments for Capital Leases                                       (2,479)      (3,410)
Principal Payments on Notes Payable                              (38,000)          --
Net Cash Provided (Used) by Financing Activities                 194,521      171,590
Increase (Decrease) in Cash                                      (42,553)      85,312
Cash and Cash Equivalents at Beginning of Period                  44,329      115,994
Cash and Cash Equivalents at End of Period                     $   1,776    $ 201,306
Cash Paid For:
Interest                                                       $     329    $     848
Income Taxes                                                   $      --    $      --

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Revenues for the three months ended March 31, 2004 were $422,352, compared to $188,751 for the three months ended March 31, 2003. This represents an increase of $233,601, or 124% comparing the two periods. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. License revenues for the periods ended March 31, 2004 and March 31, 2003 were both $0 since we did not have any agreements to license product during those periods. The increase in revenue for the three months ended March 31, 2004 is primarily the result of us releasing two new products during the period, Road Trip - Shifting Gears for Gameboy Advance and Road Trip - Arcade Edition for Game Cube. Sales in the three months ended March 31, 2003 represented only reorders of previously released products.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                         Quarter Ended
                                              March 31, 2004      March 31, 2003
Number of New Titles Released                           2                   0
Number of Titles Reordered                              0                   2
Average Price Per Title                          $  10.56            $   5.39
Revenue From Internally Developed Titles         $      0            $ 27,522
Partially Complete Sales                         $      0            $      0
Translated Sales                                 $422,352            $161,229
License Revenue                                  $      0            $      0
Other Revenue                                    $      0            $      0

      Gross profit increased by $70,827, or 132%, to $124,571 for the three months ended March 31, 2004 compared to $53,743 for the three months ended March 31, 2003. The increase in gross profit is primarily the result of us releasing two new products: Road Trip-Shifting Gears (GBA) and Road Trip - (GC). Generally the gross profit ratio for new products is higher than reorders. Since our first quarter 2004 sales were solely represented by the new products, our gross profit was higher.

      For the three months ended March 31, 2004, selling, general and administrative expenses totaled $316,512. This was a decrease of $141,873, or 31.0%, from selling, general and administrative expenses of $458,385 in the three months ended March 31, 2003. We put forth great effort to reduce our operating expenses as follows: Salaries were reduced from $239,748 in the three months ended March 31, 2003 to $166,234 in the three months ended March 31, 2004 representing a reduction of $73,514. Insurance costs were reduced from $36,437 in the three months ended March 31, 2003 to $8,155 in the three months ended March 31, 2004, a reduction of $28,282, a further result of reduced salaries. Office Rent was reduced from $32,244 in the three months ended March 31, 2003 to $18,174 in the three months ended March 31, 2003, a reduction of $14,070.

      Interest expense was $36,061 and $846 for the three months ended March 31, 2004 and 2003, respectively. This was an increase of $35,215. The reason for this increase was due to the terms and conditions of a loan received in August 2003 from Michael Hayward (after the period ending March 31, 2003). This loan was in the principal amount of 150,000 British Pounds Sterling. The purpose of the loan was to provide for funding to purchase European license rights for 14 titles from SEGA pursuant to a July 7, 2003 agreement with Constant Entertainment. The principal amount of the loan with interest of 50,000 British Pounds Sterling is due and payable upon the first 200,000 British Pounds Sterling received from the ultimate publisher/distributor whether from advances or products sales. In addition, we are required to pay Mr. Hayward a royalty of 5% from the first units sold, calculated as actual trade price, less marketing costs, less retentions for returns and bad debt. In an event of default under the loan, the outstanding principal amount of the loan will bear additional interest at 4% per annum. The occurrence of any of the following constitute an event of default: (a) the failure by us to make any payments when due; (b) our breach of any representation, warranty or covenant under the loan; (c) the failure to identify the 14 SEGA titles to be purchased with the loan proceeds; or (d) the institution of legal proceedings by or against us under any applicable insolvency laws, bankruptcy law or similar debtor relief laws then in effect. We are continuing to pay interest on this loan until it is fully repaid. There were no loans in the first three months of 2003.

      Other income is income not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ended March 31, 2004 we earned other income of $50,000 for providing the consulting services to Giant Mobile Corporation. In 2004, we entered into an agreement with Giant Mobile Corporation, a wireless content provider, to perform consulting services. By performing these services, we earned $50,000 in consulting revenues as well as the opportunity to gain knowledge in the mobile gaming industry. This revenue is accounted for under "Miscellaneous Income" in the accompanying statements of operations. Other income was $0 for the period ended March 31, 2003. For the quarter ended March 31, 2004, we incurred other expenses of $36,061, which resulted in total other income of $13,939. The $36,061 of other expenses is the interest expense incurred from the loan from Michael Hayward discussed above.

      Our net loss was $178,002 for the three months ended March 31, 2004 compared to a net loss of $405,488 for the three months ended March 31, 2003. The increase in profitability for the three months ended March 31, 2005 was due to the release of two new products, reduced expenses and $50,000 in miscellaneous income for consulting services provided.

Liquidity and Capital Resources

      As of March 31, 2004 our cash balance was $1,776, compared to $44,329 at December 31, 2003. Total current assets at March 31, 2005 were $63,335 compared to $75,888 at December 31, 2003. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover our working capital requirements for the next twelve months.

      For the period ended March 31, 2004, net cash used in operating activities was $77,074, compared to net cash used in operating activities of $70,937 for the period ended March 31, 2003. The increase in cash used in operating activities by $6,137, or 8%, was the result of the following: there was a decrease in accounts receivable by $128,515, a decrease in prepaid expenses of $10,997, deferred revenue by $236,683, and increase accounts payable and accrued expenses of $86,953, an increase in deferred compensation of $56,841 and an increase in net profit of $387,686.

      For the period ended March 31, 2004, net cash used in investing activities was $160,000, compared to net cash used in investing activities of $15,341 for the period ended March 31, 2004. The increase in cash used in investing activities of $144,305 was due to the investing activities costs of $160,000 for SEGA AGES Classic Collection (PS2) in the three months ended March 31, 2004.

      For the period ended March 31, 2004, net cash provided by financing activities totaled $194,521. This compares to cash provided by financing activities of $171,590 for the period ended March 31, 2003. The increase in net cash provided by financing activities of $22,931 is the result of $210,000 gross proceeds from the exercise of stock warrants in first quarter of 2004, versus $175,000 proceeds from convertible notes payable for the first quarter of 2003.

      Our accounts receivable at March 31, 2004 was $50,000, compared to $0 at December 31, 2003. The change in accounts receivable is primarily due to the Company issuing invoices for consulting services provided in the period ending March 31, 2004.

      As of March 31, 2004 we had a working capital deficiency of $4,878,813. The most significant liability is the payable of $2,438,188 to SWING! Media AG. In addition, a major portion of our debt is attributed to: Accounts Payable - Related party of $262,801, which primarily consists of fees owed to a former shareholder of the company for development of games in 2002; Payroll Tax Payable of $300,288, which consists of payroll taxes due for the year 2003; Deferred Compensation of $458,574, which represents unpaid salary owed to directors of the company; and Deferred Revenue of $312,246, which represents monies received in advance of sales generated. Often times, distributors will pay advance royalties for the right to distribute our products. The primary sources for this balance are Seek and Destroy (PS2) for $33,458, Seek and Destroy for $25,000 and a four title advance for Tiny Toons Advenures: Plucky's Big Adventure (PSX), Stretch Panic (PS2), Hidden Invasion (PS2) and Road Trip (PS2), and Notes Payable of $218,760 which represents the unpaid balance on a loan from an individual. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

      The current portion of long-term debt at March 31, 2004 was $13,427 compared to $9,406 as of December 31, 2004. We expect to pay off the entire amount by year-end 2005. We plan to pay this with proceeds generated from normal operational cash flow.

      At March 31, 2004 we had no bank debt.

Financing Needs

      We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost of hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. We anticipate that we will require up to approximately $2,000,000 in additional financing to expand our operations over the next twelve months. We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us. The inability to obtain additional financing will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans.

      On January 16, 2004, we received $50,000 from Calluna Capital Corporation under the terms of a February 25, 2003 convertible notes payable agreement bringing the total amount borrowed from Calluna Capital Corporation to $500,000.

      We do not have any current plans to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated from operations and through funds received upon exercise of outstanding warrants. We believe the proceeds from exercise of our outstanding warrants will be sufficient to fund any need for additional capital. We currently have outstanding 790,000 Class A Warrants with exercise prices of $1.00 per share. Exercise of all of these warrants would provide gross proceeds of $790,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

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

Research and Development

      We did not spend any money on research and development during the fiscal quarters ended March 31, 2004 and March 31, 2003.

Contractual Obligations

      The following table summarizes our contractual obligations as of March 31, 2004:

                                                      Payments due by period
                                       ---------------------------------------------------
                                                   Less than                    More
Contractual Obligations                 Total       One Year     Years 1-2   than 2 years
------------------------------------   --------     --------     --------     --------
Notes Payable                          $210,128     $210,128     $      0
Operating Lease Obligations            $105,342     $ 49,787     $ 51,272     $  4,283
Capital Lease Obligations              $ 22,832     $ 17,130     $  5,702
Total                                  $338,302     $277,045     $ 56,974     $  4,283

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

      We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

                  2004     $37,310
                  2005     $50,900
                  2006     $17,132

      We also lease equipment and a vehicle under non-cancelable capital lease agreements that expire through September 2005. Through the remainder of the lease term, our minimum lease payments are as follows:

                  2004     $13,427
                  2005     $10,630

Off-Balance Sheet Arrangements

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

Allowance For Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of March 31, 2004, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectable.

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

      Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $731,210 at March 31, 2004. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Item 2. Changes in Securities.

      During the first quarter of 2004, certain of our shareholders exercised their stock purchase warrants. We issued 210,000 shares of common stock at an exercise price of $1.00 per share, for gross proceeds of $210,000. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

      On January 16, 2004, we received $50,000 from Calluna Capital Corporation under the terms of the February 25, 2003 convertible notes payable agreement bringing the total amount borrowed to $500,000. This transaction was exempt from registration requirements pursuant to Regulation S under the Securities Act of 1933, as amended. The investor is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). The investor represented that it was not acquiring the securities for the account or benefit of a U.S. person. The investor acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities in accordance with the requirements of the Securities Act of 1933.

      On March 10, 2004, we issued 1,492,536 shares of common stock in satisfaction of $950,000 in convertible notes payable. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

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

The Company filed a Current Report on Form 8-K on July 24, 2003 reporting the Company's engagement of Chisholm and Associates as its independent accountants for the fiscal year ending June 30, 2003.

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

                                       CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Dated:   August 3, 2005                By: /s/ Sirus Ahmadi
                                           -------------------------------------
                                           Sirus Ahmadi
                                           President and Chief Executive Officer

Dated:   August 3, 2005                By: /s/ Keith Tanaka
                                           -------------------------------------
                                           Keith Tanaka
                                           Chief Financial Officer and
                                           Principal Accounting Officer