Form 10QSB/A
period 2004-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-08-04
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 34,654,282 outstanding shares of Common Stock, $.001 par value per share.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                  JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                          Page
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................2
Item 2.       Management's Discussion and Analysis or Plan of Operation.....7
Item 3.       Controls and Procedures.......................................14

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................14
Item 2.       Changes in Securities.........................................15
Item 3.       Defaults Upon Senior Securities...............................15
Item 4.       Submission of Matters to a Vote of Security Holders...........15
Item 5.       Other Information.............................................15
Item 6.       Exhibits and Reports on Form 8-K..............................15

SIGNATURES..................................................................16

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

                     Conspiracy Entertainment Holdings, Inc.
                           Consolidated Balance Sheets


                                                                June 30,

                                                                    2004
                                           ASSETS             (Unaudited)
Current Assets:
Cash                                                $            146,982
Accounts Receivable, net                                          73,282
Total Current Assets                                             220,264
Property and Equipment, Net                                       40,352
Other Assets:
Capitalized Development Costs and Licenses, Net                  688,704
Deposits                                                           8,025
Investments                                                       11,272
Total Other Assets                                               708,001
Total Assets                                        $            968,617
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                    $            855,218
Accounts Payable - Related Party                                 262,801
Accrued Expenses                                                  13,094
Accrued Interest Payable                                          90,370
Payroll Taxes Payable                                            314,428
Deferred Compensation                                            539,574
Deferred Revenue                                                 323,185
Lease Obligations - Current                                       12,419
Notes Payable                                                    188,760
Total Current Liabilities                                      2,599,849
Long-Term Liabilities:
Lease Obligations - Noncurrent                                    21,824
Less: Current Portion                                            (12,419)
Total Long-Term Liabilities                                        9,405
Total Liabilities                                              2,609,254
Stockholders' Equity:
Common Stock, 100,000,000 Shares
  Authorized, $.001 Par Value,
  34,654,282 Shares Issued and Outstanding                        34,653
Additional Paid in Capital                                     1,523,531
Other Comprehensive Income                                       (36,661)
Retained Earnings (Deficit)                                   (3,162,160)
Total Stockholders' Equity                                    (1,640,637)
Total Liabilities and Stockholders' Equity          $            968,617


   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                For the Three Months Ended        For the Six Months Ended

                                            June 30,                        June 30,
                                      2004            2003            2004            2003
Revenues                           338,237         555,698         760,589         744,449
Cost of Sales                      317,805         366,040         615,586         501,048
Gross Profit (Loss)                 20,432         189,658         145,003         243,400
Operating Expenses:
Depreciation Expense                 7,881           6,658          16,261          16,260
Professional Fees                   96,954          53,957         141,954          77,457
Salaries & Wages                   158,059         159,737         324,293         399,485
General & Administrative            61,284         242,565         158,182         428,099
Total Operating Expenses           324,178         462,917         640,690         921,302
Net Operating Income (Loss)       (303,746)       (273,259)       (495,687)       (677,901)
Other Income(Expense)
Interest Income                       --              --              --                 2
Interest Expense                      (341)           --           (36,402)           (848)
Forgiveness of Debt              2,438,188            --         2,438,188            --
Miscellaneous Income                  --              --            50,000            --
Total Other Income(Expense)      2,437,847            --         2,451,786            (846)
Income (Loss) Before Income      2,134,101        (273,259)      1,956,099        (678,748)
Taxes
Income Tax Expense                    --              --              --              --
Net Income (Loss)             $  2,134,101    $   (273,259)   $  1,956,099    $   (678,748)
Net Income (Loss) Per Share   $       0.06    $     (11.63)   $       0.06    $     (28.88)
Weighted Average Shares         33,212,157          23,505      31,882,298          23,505
Outstanding


   The accompanying notes are an integral part of these financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Six Months Ended

                                                                           June 30,
                                                                      2004           2003
Cash Flows from Operating Activities:
Net Income (Loss)                                              $ 1,956,099    $  (678,748)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization                                         16,261         16,260
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                         (53,282)        (5,358)
(Increase) Decrease in Prepaid Expenses                             11,559         10,997
Increase (Decrease) in Accounts Payable and Accrued Expenses    (2,368,555)       (18,053)
Increase (Decrease) in Deferred Revenue                             54,508        306,443
Increase (Decrease) in Deferred Compensation                       123,244        (17,415)
Net Cash Provided(Used) by Operating Activities                   (260,166)      (385,874)
Cash Flows from Investing Activities:
Payments for Development Costs and Licenses                       (117,494)       (41,193)
Payments for Property and Equipment                                   --             --
Net Cash Provided (Used) by Investing Activities                  (117,494)       (41,193)
Cash Flows from Financing Activities:
Proceeds from Notes Payable                                        120,000           --
Proceeds from Convertible Notes Payable                             25,000        425,000
Proceeds from Exercise of Stock Warrant                            210,000           --
Proceeds from Issuance of Commons Stock                            278,800           --
Payments for Capital Leases                                         (3,487)        (6,135)
Principal Payments on Notes Payable                               (150,000)          --
Net Cash Provided (Used) by Financing Activities                   480,313        418,865
Increase (Decrease) in Cash                                        102,653         (8,202)
Cash and Cash Equivalents at Beginning of Period                    44,329        115,994
Cash and Cash Equivalents at End of Period                     $   146,982    $   107,792
Cash Paid For:
Interest                                                       $      --      $      --
Income Taxes                                                   $      --      $      --


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

Item  2. Management's Discussion and Analysis or Plan of Operation.

Disclosure Regarding Forward Looking Statements

      This Report on Form 10-QSB contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans, projected or anticipated costs or benefits or other consequences of such plans or projections involving anticipated revenues, expenses, earnings, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Revenues for the three months ended June 30, 2004 were $338,237, compared to $555,698 for the three months ended June 30, 2003. This represents a decrease of $217,461, or 39.1% comparing the two periods. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. License revenues for the three-month periods ended June 30, 2004 and June 30, 2003 were both $0 since we did not have any agreements to license product during those periods. The decrease in revenue for the three months ended June 30, 2004 is primarily the result of us receiving smaller reorders from our primary distributor. Sales in the three months ended June 30, 2003 represented only reorders of previously released products, however we were fortunate to receive a larger than average reorder of $212,707 for Seek and Destroy (PS2).

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                      Quarter Ended
                                          June 30, 2004           June 30, 2003
Number of New Titles Released                      0                       0
Number of Titles Reordered                         6                       8
Average Price Per Title                        $5.19                   $6.10
Revenue From Internally Developed Titles    $115,668                $128,950
Partially Complete Sales                          $0                      $0
Translated Sales                            $222,568                $426,748
License Revenue                                   $0                      $0
Other Revenue                                     $0                      $0

      Cost of sales decreased by $48,235, or 13.2%, to $317,805 for the three months ended June 30, 2004 compared to $366,040 for the three months ended June 30, 2003. Even though total cost of sales decreased, as a percentage of sales it increased from 65.9% for the three months ended June 30, 2003 to 92% for the three months ended June 30, 2004. This is because the company offered the reordered products to our distributor at a reduced royalty (License and Development), while the cost of production remained the same.

      Gross profit decreased by $169,226, or 89.2%, to $20,432 for the three months ended June 30, 2004 compared to $189,658 for the three months ended June 30, 2003. The decrease in gross profit is due to the fact that the company offered significant discounts on reordered products during the quarter and as explained above, since cost of production is generally always the same, gross profit for the quarter decreased. In addition, the company received fewer reorders in 2004 than 2003. Specifically we were fortunate to receive a larger than average reorder of $212,707 for Seek and Destroy (PS2).

      For the three months ended June 30, 2004, selling, general and administrative expenses totaled $324,178. This was a decrease of $138,739, or 30%, from selling, general and administrative expenses of $462,917 in the three months ended June 30, 2003. We put forth great effort to reduce our operating expenses by not attending the annual E3 Trade Show. This resulted in Marketing expenses of $118,877 for the three months ended June 30, 2003 to be reduced to $3,522 for the three months ended June 30, 2004 a reduction of $115,355. In addition, Rent was reduced from $31,304 for the three months ended June 30, 2003 to $13,054 for the three months ended June 30, 2003, a reduction of $18,250. However the company did see an increase in Professional Fees of $42,997 from $53,957 for the three months ended June 2003 to $96,954 for the three months ended June 30, 2004 due to increased Attorney Fees and Consulting Fees related to our fundraising activities of May 17, 2004.

      We incurred Interest expense of $341 for the three months ended June 30, 2004 due to additional interest added for late payments. This compares to $0 Interest expense for the same period in 2003.

      On June 22, 2004 we came to an agreement with SWING! Media AG where $2,438,188 of Accounts Payable were forgiven. This forgiveness was part of the SWING! Media AG's bankruptcy proceedings in Germany. This adjustment was recorded as part of Other Income-Forgiveness of Debt.

      Our net income was $2,131,101 for the three months ended June 30, 2004 compared to a net loss of $273,259 for the three months ended June 30, 2003. The increase in profitability for the three months ended June 30, 2004 was primarily due to the Forgiveness of Debt from SWING! Media AG in the amount of $2,438,188.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Revenues for the six months ended June 30, 2004 were $760,589, compared to $744,449 for the six months ended June 30, 2003. This represents an increase of $16,140, or 2.2% comparing the two periods. The major components of revenues are product sales and license revenue. License revenues for the six-month periods ended June 30, 2004 and June 30, 2003 were both $0 since we did not have any agreements to license product during those periods. The increase in revenue for the six months ended June 30, 2004 is primarily the result of us receiving slightly higher reorders from our primary distributor.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                    Six Months Ended
                                         June 30, 2004           June 30, 2003
Number of New Titles Released                     0                       0
Number of Titles Reordered                        8                       8
Average Price Per Title                       $7.23                   $4.93
Revenue From Internally Developed Titles   $115,668                $156,472
Partially Complete Sales                         $0                      $0
Translated Sales                           $644,921                $587,977
License Revenue                                  $0                      $0
Other Revenue                                    $0                      $0

      Cost of sales increased by $114,538, or 22.9%, to $615,586 for the six months ended June 30, 2004 compared to $501,048 for the six months ended June 30, 2003. Even though total cost of sales increased, as a percentage of sales it increased even more, from 67.3% for the six months ended June 30, 2003 to 77.7% for the six months ended June 30, 2004. This is because the company offered the reordered products to our distributor at a reduced royalty (License and Development), while the cost of production remained the same.

      Gross profit decreased by $98,397, or 40.4%, to $145,003 for the six months ended June 30, 2004 compared to $243,400 for the six months ended June 30, 2003. The decrease in gross profit is primarily the result of us providing our distributor discounted prices for reorders in 2004 to promote more sales. As products become older and older we generally take less profit margin to motivate the distributor to keep reordering these products. Even though the sales prices have been discounted, the cost of productions remains constant and therefore results in a smaller gross profit in relation to sales.

      For the six months ended June 30, 2004, selling, general and administrative expenses totaled $640,690. This was a decrease of $280,612, or 30.5%, from selling, general and administrative expenses of $921,302 for the six months ended June 30, 2003. We put forth great effort to reduce our operating expenses by not attending the annual E3 Trade Show. This resulted in Marketing expenses of $146,406 for the six months ended June 30, 2003 to be reduced to $12,931 for the six months ended June 30, 2004 a reduction of $133,475. In addition: Entertainment which consists of expenses incurred for meetings and/or outings with existing and potential distributors, developers, licensors and investors, was reduced from $26,990 for the six months ended June 30, 2003 to $6,321 for the six months ended June 30, 2004 a reduction of $20,669; Insurance was reduced from $51,669 for the six months ended June 30, 2003 to $10,918 for the six months ended June 30, 2004, a reduction of $40,751; Office Expense was reduced from $26.694 for the six months ended June 30, 2004 to $14,948 for the six months ended June 30, 2004, a reduction of $11,746; and Rent was reduced from $63,548 for the six months ended June 30, 2003 to $31,228 for the six months ended June 30, 2003, a reduction of $32,320. We also reduced payroll $75,192 from $399,485 for the six months ended June 30, 2003 to $324,293 for the six months ended June 30, 2004. However, we did see an increase in Professional Fees of $64,497 from $77,457 for the six months ended June 2003 to $141,954 for the six months ended June 30, 2004 due to increased Attorney Fees and Consulting Fees related to our fundraising activities of May 17, 2004 as well as the increased costs of being a public entity. We also increased Outside Service fees form $20,760 for the six months ended June 30, 2003 to $41,569 for the six months ended June 30, 2004 or $20,809 primarily for temporary employees used to cover the services of the reduced staff members.

      We incurred Interest expense of $36,402 for the six months ended June 30, 2004 primarily due to additional interest related to the loan received from an individual. This compares to $848 Interest expense for the same period in 2003.

      On June 22, 2004 we came to an agreement with SWING! Media AG where $2,438,188 of Accounts Payable were forgiven. This forgiveness was part of the SWING! Media AG's bankruptcy proceedings in Germany. This adjustment was recorded as part of Other Income-Forgiveness of Debt. In addition the company received $50,000 in consulting fees for services performed in the first quarter 2004.

      Our net income was $1,956,099 for the six months ended June 30, 2004 compared to a net loss of $678,748 for the six months ended June 30, 2003. The increase in profitability for the six months ended June 30, 2004 was primarily due to the increase in Other Income which consisted of $2,43,188 Forgiveness of Debt from SWING! Media AG and $50,000 in consulting revenues. In addition, as a result of less selling, general and administrative expenses, the company's Net Operating Income was $182,214 better than the six months ended June 30, 2003.

Liquidity and Capital Resources

      As of June 30, 2004 our cash balance was $146,982 and our total current assets were $220,264. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover our working capital requirements for the next twelve months.

      For the six month period ended June 30, 2004, net cash used in operating activities was $260,166, compared to net cash used in operating activities of $385,874 for the six month period ended June 30, 2003. The decrease in cash used in operating activities by $125,708 or 32.6%, was the result of many reasons, including: an increase in accounts receivable by $47,924 for sales invoices issued near the end of the quarter; a decrease in deferred revenue by $251,395 due to realized sales of Seek and Destroy (PS2) for $212,707, and Road Trip
(PS2) for $97,074; a decrease accounts payable and accrued expenses of $2,350,502 which is primarily the Forgiveness of Debt from SWING! Media AG in the amount of $2,438,188; and an increase in deferred compensation of $140,659 as directors of the company continued to forgo salaries earned to assist with the company cash flow.

      For the six month period ended June 30, 2004, net cash used by investing activities was $117,494, compared to net cash used by investing activities of $41,193 for the six month period ended of June 30, 2004. The increase in cash used by investing activities of $76,301, or 185.2%, was due to the payments of $160,000 for SEGA AGES Classic Collection, and $5,000 for Johnny Rocketfingers
(PSP) and reduced $40,000 for the cancellation of American Fisherman (PS2) and $7,506 in realized sales of Creatures (PSX).

      For the six month period ended June 30, 2004, net cash provided in financing activities was $480,313, compared to net cash provided in financing activities of $418,865 for the six month period ended June 30, 2003. The increase in cash used in investing activities of $61,448, or 14.7%, was due to the proceeds from Notes Payable of $120,000, proceeds from Convertible Notes Payable of $25,000, proceeds from Exercise of Stock Warrant of $210,000, and proceeds from Issuance of Common Stock of $278,800 less Capital Lease payments of $3,487 and payments on Notes Payable of $150,000 as compared to proceeds from Convertible Notes Payable of $425,000 and Capital Lease payments of $6,135 for the six month period ended June 30, 2003.

      Our accounts receivable at June 30, 2004 was $73,282, compared to $0 at December 31, 2003. The change in accounts receivable is primarily due to the Company issuing invoices for The Land Before Time (GBA), Wacky Stackers (GBA) and Flintstones: Big Trouble in Bedrock (GBA) just prior to June 30, 2004.

      As of March 31, 2004 we had a working capital deficiency of $2,379,585. The most significant liabilities being: Accounts Payable - Related party of $262,801, which primarily consists of fees owed to a former shareholder of the company for development of games in 2002; Payroll Tax Payable of $314,428, which consists of payroll taxes dues for the year 2003 and 2004; Deferred Compensation of $539,574, which represents unpaid salary owed to directors of the company; and Deferred Revenue of $323,185, which represents monies received in advance of sales generated. Often times, distributors will pay advance royalties for the right to distribute our products. Finally, there is Notes Payable of $188,760, which represents the unpaid balance on a loan from an individual. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of Company stock.

      The current portion of long-term debt at June 30, 2004 was $2,419 compared to $9,406 as of December 31, 2004. We expect to pay off the entire amount by year-end 2005. We plan to pay this with proceeds generated from normal operational cash flow.

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

Research and Development

      We did not spend any money on research and development during the fiscal quarters ended June 30, 2004 and June 30, 2003.

Contractual Obligations

      The following table summarizes our contractual obligations as of June 30, 2004:

                                                      Payments due by period
                                   --------------------------------------------------------------
                                                      Less than                        More
Contractual Obligations                 Total          One Year      Years 1-2     than 2 years
                                        -----          --------      ---------     ------------
----------------------------------
Notes Payable                          $188,760       $188,760              $0
Operating Lease Obligations             $92,986        $50,156         $42,830
Capital Lease Obligations               $21,824        $19,337          $2,487
Total                                  $303,570       $258,253         $45,317
                                       ========       ========         =======


      In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have repaid approximately $166,240 with the remaining balance to be paid in the year 2004.

                  2004     $188,760

      We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

                  2004     $24,954
                  2005     $50,900
                  2006     $17,132

      We also lease equipment and a vehicle under non-cancelable capital lease agreements that expire through September 2005. Through the remainder of the lease term, our minimum lease payments are as follows:

                  2004     $11,194
                  2005     $10,630

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

Allowance For Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of June 30, 2004, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectable.

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

      Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $688,704 at June 30, 2004. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Item  3. Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item  1. Legal Proceedings.

      Except as discussed below, we are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

      On July 22, 2003, we filed a lawsuit in the Superior Court of California, County of Los Angeles, against Bravado International Group, Inc. and Cousins Entertainment, Inc. seeking damages in an amount of not less than $5,000,000 in connection with the breach of a contract for the development and exploitation of a computer game. The complaint states causes of action based on fraud and deceit, conspiracy to defraud, breach of contract, and breach of the covenant of good faith and fair dealing. On December 24, 2003, we filed an amended complaint alleging the above claims and adding claims based on tortious interference with contractual relations and tortuous interference with prospective economic advantage against Cousins Entertainment, Inc. The conspiracy to defraud and tortuous interference with prospective economic advantage claims were against Cousins Entertainment were dismissed. We are proceeding against Bravado International Group based on claims for fraud and deceit, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing, and against Cousins Entertainment on the claim for tortuous interference with contractual relations, reserving our right to re-allege the conspiracy to defraud claim against Cousins Entertainment should subsequent discovery indicate the viability of such claim. On September 16, 2003, Bravado International Group filed its answer with a cross-complaint alleging breach of contract against us and seeking damages of $50,000 plus interest, attorney's fees and costs. On April 9, 2004, Cousins Entertainment filed its answer with a cross-complaint alleging unauthorized use of name, image and likeness under California Civil Code section 3344 and common law misappropriation of the right of publicity against us and seeking damages in excess of $10,000,000, disgorgement of profits, proceeds or other consideration received by us, punitive damages, attorney's fees and costs. Discovery is proceeding and we intend to vigorously pursue our claims, while at the same time contest the claims brought against us by way of Bravado International Group's and Cousins Entertainment's cross-complaints.

      We withhold 10% of all foreign sales intended to be remitted to the Internal Revenue Service. As of December 31, 2003 we withheld $117,400. As of June 30, 2004, we had not remitted any of the 2001 through 2003 withholdings to the IRS which is most likely subject to penalties and interest. To date, we have not been audited or invoiced by the Internal Revenue Service. There are currently no arrangements in place for payment of these withholdings. The amount due at June 30, 2004 is included in accounts payable and accrued expenses in the accompanying unaudited balance sheet.

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

      During the quarter, shareholders of the Company exercised their stock warrants in the Company. The Company issued 210,000 shares of common stock at a exercise price of $1.00 per share. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

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

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CONSPIRACY ENTERTAINMENT HOLDINGS, INC.


Dated:   August 4, 2005     By:       /s/ Sirus Ahmadi
                                      ------------------------------------------
                                      Sirus Ahmadi
                                      President and Chief Executive Officer


Dated:   August 4, 2005     By:       /s/ Keith Tanaka
                                      ------------------------------------------
                                      Keith Tanaka
                                      Chief Financial Officer and
                                      Principal Accounting Officer