Form 10QSB/A
period 2004-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-08-16
CIK 1136424

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, the issuer had 36,615,509 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
               SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2
Item 2. Management's Discussion and Analysis or Plan of Operation..............9
Item 3. Controls and Procedures...............................................17

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................17
Item 2. Changes in Securities.................................................18
Item 3. Defaults Upon Senior Securities.......................................19
Item 4. Submission of Matters to a Vote of Security Holders...................19
Item 5. Other Information.....................................................19
Item 6. Exhibits and Reports on Form 8-K......................................19

SIGNATURES....................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Conspiracy Entertainment Holdings, Inc.
        Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                     September
                                                                     30, 2004
                                                                    -----------
                                                                    (Unaudited)
Current Assets:
  Cash                                                              $   209,193
  Cash - Restricted                                                     403,000
                                                                    -----------
  Accounts Receivable, net                                               80,237

    Total Current Assets                                                692,430

  Property and Equipment, Net                                            32,983

Other Assets:
  Capitalized Development Costs and Licenses, Net                       720,717
  Deposits                                                                8,025
  Investments                                                            11,272
                                                                    -----------

    Total Other Assets                                                  740,014
                                                                    -----------

    Total Assets                                                    $ 1,465,427
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

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
                                                                    -----------

Stockholders' Equity:
  Common Stock, 100,000,000 Shares Authorized,
    $.001 Par Value, 36,650,509 Shares Issued
    and Outstanding                                                      36,649
  Additional Paid in Capital                                          5,268,900
  Other Comprehensive Income                                            (36,661)
  Retained Earnings (Deficit)                                        (6,711,793)
                                                                    -----------

Total Stockholders' Equity                                           (1,442,905)
                                                                    -----------

    Total Liabilities and Stockholders' Equity                      $ 1,465,427
                                                                    ===========

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         For the Three Months Ended       For the Nine Months Ended
                                                 September 30,                  September 30,
                                        -----------------------------   -----------------------------
                                             2004            2003            2004            2003
                                        -------------   -------------   -------------   -------------
Revenues                                       27,472         235,468         788,061         979,917

Cost of Sales                                  20,546         212,944         636,132         713,992
                                        -------------   -------------   -------------   -------------

Gross Profit (Loss)                             6,926          22,524         151,929         265,925
                                        -------------   -------------   -------------   -------------

Operating Expenses:
  Depreciation Expense                          7,369           9,102          23,630          25,362
  Professional Fees                           419,181          84,431         561,135         161,888
  Salaries & Wages                            144,441         243,434         468,734         642,919
  General & Administrative                    102,070          97,806         260,252         525,905
                                        -------------   -------------   -------------   -------------

    Total Operating Expenses                  673,061         434,773       1,313,751       1,356,074
                                        -------------   -------------   -------------   -------------

Net Operating Income (Loss)                  (666,135)       (412,249)     (1,161,822)     (1,090,149)
                                        -------------   -------------   -------------   -------------

Other Income(Expense)
  Interest Income                                  --              --              --               2
  Interest Expense                               (731)        (45,942)        (37,133)        (46,790)
  Financing Costs                          (2,882,766)             --      (2,882,766)             --
  Forgiveness of Debt                              --         100,000       2,438,188         100,000
  Miscellaneous Income                             --              --          50,000              --
                                        -------------   -------------   -------------   -------------

    Total Other Income(Expense)            (2,883,497)         54,058        (431,711)         53,212
                                        -------------   -------------   -------------   -------------

Income (Loss) Before Income Taxes          (3,549,632)       (358,191)     (1,593,533)     (1,036,937)

Income Tax Expense                                 --              --              --              --
                                        -------------   -------------   -------------   -------------

Net Income (Loss)                       $  (3,549,632)  $    (358,191)  $  (1,593,533)  $  (1,036,937)
                                        =============   =============   =============   =============

Net Income (Loss) Per Share             $       (0.11)  $       (0.02)  $       (0.05)  $       (0.05)
                                        =============   =============   =============   =============

Weighted Average Shares Outstanding        33,130,851      20,179,036      33,130,851      20,179,036
                                        =============   =============   =============   =============

                     Conspiracy Entertainment Holdings, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                    Common Stock           Committed      Additional      Other         Retained
                                             ---------------------------    Common         Paid-in     Comprehensive    Earnings
                                                Shares         Amount        Stock         Capital        Income        (Deficit)
                                             ------------   ------------  ------------   ------------  ------------   ------------
Balance, December 31, 2002                     19,090,500   $     19,091  $      3,112   $     12,182  $         --   $ (2,865,813)

Reverse merger adjustement (note 1)             8,606,646          8,606                       (8,606)                          --

Issuance of committed shares                    2,462,400          2,462        (3,112)           650

Foreign Currency Translation adjustment
  to Notes Payable (British pound to USD)                                                                   (30,082)

Net loss for the year ended
  December 31, 2003                                                                                                     (2,252,444)

                                                                                                                      ------------

Balance, December 31, 2003                     30,159,546         30,159            --          4,226       (30,082)    (5,118,256)

shares issued for conversion of debt            1,492,536          1,492                      998,508

Shares issued for warrant exercise                245,000            245                      244,755

Shares issued for cash @ .10                    2,215,177          2,215                      276,008

Shares issued for relief of payables              648,250            648                      258,652

forgiveness of deferred comp                                                                  450,000

Shares issued for services $.14                   600,000            600                       83,400

Shares issued for services $.10                 1,290,000          1,290                       70,585

Class A warrants issued as finance cost                                                     2,882,766

Foreign Currency Translation adjustment
  to Notes Payable (British pound to USD)                                                                    (6,579)

Net Income for the nine months ended
   September 30, 2004                                                                                                   (1,593,533)
                                             ------------   ------------  ------------   ------------  ------------   ------------

Balance, September 30, 2004                    36,650,509   $     36,649  $         --   $  5,268,900  $    (36,661)  $ (6,711,789)
                                             ============   ============  ============   ============  ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      Conspiracy Entertainment Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                                   $(1,593,533)  $(1,036,937)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                           23,630        25,362
     Warrants issued for financing costs                2,882,766
     Stock Issued for Services                            155,298            --
     Stock Issued for Relief of Accounts Payable          259,300            --
     Forgiveness of Deferred Compensation                 450,000            --
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable           (60,237)   (2,060,077)
     (Increase) Decrease in Prepaid Expenses               11,559         8,002
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses                            (2,711,027)    2,613,206
     Increase (Decrease) in Deferred Revenue               99,580       140,080
     Increase (Decrease) in Deferred
       Compensation                                      (249,756)      120,665
                                                      -----------   -----------

  Net Cash Provided(Used) by Operating
    Activities                                           (732,420)     (189,699)

Cash Flows from Investing Activities:
  Payments for Development Costs and Licenses            (149,507)       89,021
  Payments for Property and Equipment                          --        (2,872)
                                                      -----------   -----------

  Net Cash Provided (Used) by Investing
    Activities                                           (149,507)       86,149

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                             139,019            --
  Proceeds from Convertible Notes Payable               1,075,000       194,376
  Proceeds from Exercise of Stock Warrant                 245,000            --
  Proceeds from Issuance of Common Stock                  278,800            --
  Payments for Capital Leases                              (8,528)       (8,274)
  Principal Payments on Notes Payable                    (279,500)      (42,372)
                                                      -----------   -----------

  Net Cash Provided (Used) by Financing
    Activities                                          1,449,791       143,730
                                                      -----------   -----------

Increase (Decrease) in Cash                               567,864        40,180

Cash and Cash Equivalents at Beginning of Period           44,329       115,994
                                                      -----------   -----------

Cash and Cash Equivalents at End of Period            $   612,193   $   156,174
                                                      ===========   ===========

Cash Paid For:
  Interest                                            $        --   $        --
                                                      ===========   ===========
  Income Taxes                                        $        --   $        --
                                                      ===========   ===========

Summary of non-cash transactions:

Accounts payable satisfied with stock issuance        $   259,300   $        --
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

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

ACCOUNTS PAYABLE - SWING! ENTERTAINMENT MEDIA AG

On June 22, 2004, an agreement between Conspiracy Entertainment Holdings, Inc. ("Conspiracy") and SWING! Entertainment Media AG ("SWING"), a German corporation, was reached wherein $2,438,188 in accounts payable to SWING were forgiven pursuant to bankruptcy proceedings by SWING. This agreement supersedes the April agreement stated in the December 31, 2003 audit. SWING was a non-related party to Conspiracy. Accordingly, the full amount has been charged to other income.

                                                                   September 30,
NOTES PAYABLE                                                          2004
                                                                  --------------
The Company has the following additional note payable obligations:

September 22, 2004 - Convertible debentures to partnerships
   and funds; 5% interest payable annually; secured by the
   Company's assets, due August 2006, convertible anytime
   at a rate of $0.05 per common share                            $    1,050,000

August 7, 2003 - Note Payable, to an individual, total
   interest of $88,000 (50,000 pounds), and principal,
   due upon receipt of first $355,000 of product sales from
   British publisher, unsecured                                          133,760
                                                                  --------------

   Total                                                          $    1,183,760
                                                                  ==============

WARRANTS

In 2003, pursuant to the acquisition agreement between Lance Systems, Inc. ("Lance") and Conspiracy Entertainment Corporation ("Conspiracy"), Lance guaranteed a private placement to raise $1 million for Conspiracy. The funds were to be raised through the issuance of 1 common share at $0.67 per share with one attached warrant to purchase 1 share of common stock at $1 per share. In January 2004, the funding was completed and 1,500,000 warrants were issued.

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

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

WARRANTS (Continued)

The fair value of these warrants was estimated at the date of grant using the Black-Scholes American pricing model with the following weighted-average assumptions for 2004: expected volatility of 146%; risk-free interest rate of
4.00 %; and expected life of five years. The weighted-average fair value of Class A and Class B warrants granted was $0.14 and $0.0, respectively. A corresponding expense for the issuance of warrants in 2004 totaling $2,882,766 was recorded as a financing fee in the Statement of Operations.

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

FORGIVENESS OF DEBT

During the third quarter 2004, the officers forgave $450,000 of deferred compensation in order to secure investment funding for the Company. Pursuant to APB 26, because the forgiveness was from "related entities", shareholders of the Company, the forgiveness was recorded as a contribution to paid-in capital.

RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2004, the Company issued 648,250 shares of common stock at $.40 per share, to relieve $259,300 in accounts payable to a related party.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues for the three months ended September 30, 2004 were $27,472, as compared to $235,468 for the three months ended September 30, 2003. This represents a decrease of $207,996, or 88%. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. License revenues for the three-month periods ended June 30, 2004 and June 30, 2003 were both $0 since we did not have any agreements to license product during those periods. The primary source of revenue for the three-month period ended September 30, 2004 was reorders of Creatures (PSX) and Creatures-Raised in Space (PSX). It is difficult to determine the specific reason why reorders change from quarter to quarter. In some instances retailers will use reorders for in-store promotions, or others will use reorders to restock shelf space or `game bins'. For the quarter ended September 30, 2003 we were fortunate to have an unusually large reorder for Seek and Destroy (PS2) which remained popular through the entire year. Our distributor wanted to use the product to help restock its game bins at various retailers.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                       Quarter Ended
                                                 September        September
                                                 30, 2004         30, 2003
                                                ----------       ----------
Number of New Titles Released                            0                0
Number of Titles Reordered                               2                4
Average Price Per Title                         $     2.75       $     5.12
Revenue From Internally Developed Titles        $        0       $   24,269
Partially Complete Sales                        $        0       $        0
Translated Sales                                $   27,472       $  211,199
License Revenue                                 $        0       $        0
Other Revenue                                   $        0       $        0

      The major components of cost of sales are production costs and license/development costs. Production costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/ development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the three months ended September 30, 2004, we had license/development costs of $0 as compared to $48,771 for the three months ended September 30, 2003. The decrease in license/development costs is because there was no royalty cost for either Creatures (PSX) or Creatures-Raised in Space (PSX). For the three months ended September 30, 2004, we had production costs of $20,546 representing 10,008 units manufactured, compared to $164,173 of production costs for the three months ended September 30, 2003 which represented 46,020 units manufactured.

      Gross profit totaled approximately $6,926 for the three months ended September 30, 2004 and $22,524 for the three months ended September 30, 2003. Comparing the three-month period ended September 30, 2004 to the same period of 2003, gross profit decreased approximately $15,598, or 69%.. The decrease in gross profit for the three months endedSeptember 30, 2004 is primarily the result of re-orders for product with discounted sales prices. Our distributors were looking for special priced discounts to fulfill orders at various retail stores and mass merchandising outlets. To obtain these orders we had to provide additional discounts.

      For the three months ended September 30, 2004, selling, general and administrative expenses totaled $673,061. This was an increase of $238,288 (35%) when compared to selling, general and administrative expenses of $434,773 for the three month period ended September 30, 2003. The major components of selling, general and administrative expenses are Professional Fees (Attorneys, Accountants, and Consultants), Salaries and Wages (payments to employees), and General and Administrative (Office Expense, Rent, Entertainment, Depreciation, Insurance, Marketing, Telephone and Travel). The primary differences in selling, general and administrative expenses for the three months ended September 30, 2004 can be attributed to the increased Professional Fees of $419,181, which represented an increase of $334,750 over the $84,431 spent for the three month period ending September 30, 2003. We spent $94,500 in attorney fees for the quarter for costs associated with being public and fund raising, and approximately $290,697 in consulting fees and commissions related to our fund raising. Overall there was an increase of selling, general and administrative expenses despite our efforts to decreasing salaries and wages from $243,434 for the three months ended September 30, 2003 to $144,441 for the three months ended September 30, 2004 for a savings of $98,993. We accomplished this by laying off two (2) employees, and reducing overtime.

      Interest expense was approximately $731 and $45,942 for the three months ended September 30, 2004 and September 30, 2003, respectively. This was a decrease of $45,211 (98%) for the three months ended September 30, 2004 . The reason for this decrease was that interest due on a loan from an investor was eliminated in the second year of its term, thus the interest charges only applied to 2003. This loan was received from Michael Hayward in August 2003 and was in the principal amount of 150,000 British Pounds Sterling. The purpose of the loan was to provide for funding to purchase European license rights for 14 titles from SEGA pursuant to a July 7, 2003 agreement with Constant Entertainment. The principal amount of the loan with interest of 50,000 British Pounds Sterling is due and payable upon the first 200,000 British Pounds Sterling received from the ultimate publisher/distributor whether from advances or products sales. In addition, we are required to pay Mr. Hayward a royalty of 5% from the first units sold, calculated as actual trade price, less marketing costs, less retentions for returns and bad debt. In an event of default under the loan, the outstanding principal amount of the loan will bear additional interest at 4% per annum. The occurrence of any of the following constitute an event of default: (a) the failure by us to make any payments when due; (b) our breach of any representation, warranty or covenant under the loan; (c) the failure to identify the 14 SEGA titles to be purchased with the loan proceeds; or (d) the institution of legal proceedings by or against us under any applicable insolvency laws, bankruptcy law or similar debtor relief laws then in effect.

      For the three months ended September 30, 2004, we incurred financing costs of $2,882,766 for our fund raising efforts during the quarter versus $0 for the three months ended September 30, 2003. During the three months ended September 30, 2004, we sold an aggregate of $1,100,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 22,000,000 shares of our common stock, and Class B Common Stock Purchase Warrants to purchase 22,000,000 shares of our common stock for gross proceeds totaling $1,100,000. We estimated the fair value of the warrants at the date of grant using the Black-Scholes American pricing model having made the following weighted-average assumptions for 2004: expected volatility of 146%; risk-free interest rate of 4.00 %; and expected life of five years. Using these assumptions, the weighted-average fair value of warrants granted was $0.14 in 2004.

      We received $0 in forgiveness of debt for the three months September 30, 2004 compared to $100,000 in forgiveness of debt for the three months ended September 30, 2003. This was a result of a settlement with DISCOVERY CHANNEL over the Crocodile Hunter License.

      Our net loss was $666,866 for the three months ended September 30, 2004 compared to losses of $358,191 for the three months ended September 30, 2003. The decrease in profitability for the three months ended September 30, 2004 was due to a combination of reduced revenues due to the reduced number of re-orders of our products and the increase in selling, general and administrative expenses, more specifically attorney fees due to our litigation with Bravado and Cousins, and increased consulting fees related to our financing.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues for the nine months ended September 30, 2004 were $788,061, as compared to $979,917 for the nine months ended September 30, 2003. This represents a decrease of $191,856, or 20%, for the nine months ended September 30, 2004 when compared to the same period of 2003. The major components of revenues are product sales and license revenue. License revenues for the nine-month periods ended September 30, 2004 and September 30, 2003 were both $0 since we did not have any agreements to license product during those periods. The decrease in revenue for the nine month periods ended September 30, 2004 can be attributed to the success of Seek and Destroy (PS2) which remained a consistent reorder throughout the year of 2003. Unfortunately, in 2004 the product cooled off and resulted in sales of only $78,216. Even though we released two new products - Road Trip-Shifting Gears (GBA) and Road Trip-Arcade Edition (GC) - overall sales did not improve over the popularity of Seek and Destroy (PS2) from the same period of 2003.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                    Nine Months Ended
                                                 September      September
                                                 30, 2004       30, 2003
                                                ----------     ----------
Number of New Titles Released                            2              0
Number of Titles Reordered                               7              8
Average Price Per Title                         $     4.37     $     4.97
Revenue From Internally Developed Titles        $  115,668     $  154,621
Partially Complete Sales                        $        0     $        0
Translated Sales                                $  672,393     $  825,295
License Revenue                                 $        0     $        0
Other Revenue                                   $        0     $        0

      The major components of cost of sales are production costs and license/development costs. For the nine months ended September 30, 2004, we had license/development costs of $37,512 as compared to $148,478 for the nine months ended September 30, 2003. The decrease in license/development costs of $111,066, or 74.8%, is due to the general popularity of Seek and Destroy (PS2). License/development costs often paid on per unit basis. The product sold 118,056 units over the first nine months of 2003 which resulted in license/development fees of $135,060 alone. For the first nine month of 2004 the product only sold 20,004 units. For the nine months ended September 30, 2004, we had production costs of $573,667 representing 115,368 units manufactured, compared to $565,414 of production costs for the nine months ended September 30, 2004 which represented 172,092 units manufactured. Although there were less units sold over the nine months September 30, 2004 the average unit was higher due to the higher manufacturing costs of Nintendo Gameboy Advance ($7.00-$9.50) 30,144 units sold, and Nintendo Game Cube ($5.50) 25,200 units sold.

      Gross profit totaled approximately $6,926 for the nine months September 30, 2004. For the nine months ended September 30, 2003, gross profit totaled $22,524. Comparing the nine month period ended September 30, 2004 to the same period of 2003, gross profit decreased approximately $115,598, or 69.3%, compared to the same period of 2003. The decrease in gross profit for the nine months ended September 30, 2004 is primarily the result of the popularity of Seek and Destroy (PS2) in 2003, and the higher cost of sales (production) per unit due to the new releases of Road Trip-Shifting Gears (GBA) and Road Trip-Arcade Edition (GC).

      For the nine months ended September 30, 2004, selling, general and administrative expenses totaled $1,313,751. This was a decrease of $42,324 (3%) when compared to the nine month period ended September 30, 2003. The decrease in selling, general and administrative expenses for the nine months ended September 2004 can be attributed to our efforts to streamline our operations. Despite increased professional fees of $399,247 from $161,888 for the nine months ended September 30, 2003 to $561,135 for the nine months ended September 30, 2004 for attorney fees incurred due to our litigation with Bravado and Cousins from $66,174 for the nine months ended September 30, 2003 to $208,279 for the nine months ended September 30, 2004, and increased consultant fees of $336,057 for the period ended September 30, 2004, an increase of $308,057 from $28,000 for the period ended September 30, 2003 related to our recent funding efforts, we were able to reduce salaries and wages for the nine months ended September 30, 2004, from $642,919 for the nine month period ending September 30, 2003 to $468,734 for a total reduction of $174,185. In addition, general and administrative expenses were reduced from $525,905 for the nine month period ending September 30, 2003 to $260,252 for the same period ending September 30, 2004.

      Interest expense was approximately $37,133 for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, interest expense was $46,790. This represents a decrease in interest expense of $9,657 (20%) for the nine months ended September 30, 2004. The reason for these decreases was that interest due on a loan from Michael Hayward (discussed above) was eliminated in the second year of its term which resulted in only $732 in interest in the last quarter.

      For the nine months ended September 30, 2004, we incurred financing costs of $2,882,766 for our fund raising on August 31, 2004 versus $0 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we sold an aggregate of $1,100,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 22,000,000 shares of our common stock, and Class B Common Stock Purchase Warrants to purchase 22,000,000 shares of our common stock for gross proceeds totaling $1,100,000. We estimated the fair value of the warrants at the date of grant using the Black-Scholes American pricing model having made the following weighted-average assumptions for 2004: expected volatility of 146%; risk-free interest rate of 4.00 %; and expected life of five years. Using these assumptions, the weighted-average fair value of warrants granted was $0.14 in 2004.

      We received $2,438,188 in forgiveness of debt from SWING! Entertainment Media AG for the nine months September 30, 2004 compared to $100,000 in forgiveness of debt for the nine months ended September 30, 2003 from the settlement with Discovery Channel over the Crocodile Hunter license.

      We also received $50,000 in consulting fees from Giant Mobile Corporation for the nine months ended September 30, 2004 for services provided in establishing the corporation. This is accounted for as miscellaneous income in the accompanying Consolidated Statements of Operations. For the nine months ended September 30, 2003, we had $0 of miscellaneous income.

      We incurred a net loss of $1,593,533 for the nine months ended September 30, 2004 compared to a net loss of $1,036,937 for the nine months ended September 30, 2003. The primary reasons for difference for the additional net loss was the Financing Costs related to the company's fund raise of August 31, 2004 and the Forgiveness of Debt received from SWING! Media AG. In addition the company generated a smaller gross profit due to its inability to overcome the popularity of Seek and Destroy (PS2) for the nine months ended September 30, 2003, but was able to incur less expenses despite increasing Professional Fees associated with being public.

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

      For the nine month period ended September 30, 2004, net cash used by operating activities was $732,420, compared to net cash used in operating activities of $189,700 for the nine month period ended September 30, 2003. The increase in cash used in operating activities by $542,720, or 286.1%, was the result of the following: there was an decrease in net income (or increase in net loss) of $556,596 from a loss of $1,036,939 for the nine months ended September 30, 2003 to loss of $1,593,533 for the nine months ended September 30, 2004. The company issued stock for services provided of $155,298 and stock to relieve debt (Accounts Payable - Related Party for a former shareholder who performed development services for games in 2002) of $259,300 and forgiveness of deferred compensation by the directors of the company in the amount of $450,000, Accounts Receivable decreased $1,999,840 as a result of the settlement with SWING! Entertainment Media AG, as well as a change in Accounts Payable and Accrued Expenses of $5,324,233 also related to SWING! Entertainment Media AG's settlement. Deferred compensation increased $249,756 for the period ending September 30, 2004 an overall increase of $370,421 from the September 30, 2003 decrease of $120,665 based the directors of the company's continued effort to assist the company's cash flow by deferring salary earned.

      For the nine-month period ended September 30, 2004, net cash used in investing activities was $149,507, compared to net cash provided in investing activities of $86,149 for the nine-month period ended September 30, 2003. The increase in cash used in investing activities of $235,656 was due to the investing activities costs of $160,000 for SEGA AGES, Classic Collection (PS2), $11,250 for both Americal Tail (GBA) and Land Before Time (GBA) and $5,000 for Johnny Rocketfingers (PSP) for the period ending September 30, 2004 less the cancellation of American Fisherman (PS2) for $40,000 and $7,506 in realized sales of Creatures (PSX). In addition, our distributor SVG Distribution, Inc. made $242,717 in advance royalty payments to secure discounted future royalties on Seek and Destroy (PS2), Road Trip (PS2), Stretch Panic (PS2) and Plucky's Big Adventure (PSX).

      For the nine-month period ended September 30, 2004, net cash provided by financing activities totaled $1,449,791. This compares to cash provided by financing activities of $143,730 for the nine-month period ended September 30, 2003. For the period ending September 30, 2003 the increase in net cash provided by financing activities of $1,306,061 is the result of $139,019 in proceeds from Notes Payable, $1,075,000 in proceeds from Convertible Notes Payable, $245,000 in proceeds from the exercise of stock warrants, $278,800 in proceeds from Issuance of Common Stock, less $279,500 for Principal Payments on Notes Payable as compared to only $194,376 proceeds from Convertible Notes Payable.

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

      Our accounts receivable at September 30, 2004 was $80,237, compared to $0 at December 31, 2003. The change in accounts receivable is primarily due to the Company issuing invoices on 30 net terms for products provided just prior to the period ending September 30, 2004. It is difficult to determine when reorders will be received. Generally, retailers base their reorders to distributors on their projected quantity needs and, at times they require goods for special in store promotions and require additional units quite quickly. Most retailers can accurately predict their product quantity needs for the 4th Quarter Winter Holiday Period and order their product well in advance of year end. This is why we had no accounts receivable at December 31, 2003.

      As of September 30, 2004 we had a working capital deficiency of $2,206,497. The most significant liability is the convertible notes payable of $1,050,000 to investors in relation to the August 31,2004 fund raise. In addition, a major portion of our debt is attributed to: Payroll Tax Payable of $289,275, which consists of payroll taxes due for the year 2003 and 2004; Deferred Compensation of $166,574, which represents unpaid salary owed to directors of the company; and Deferred Revenue of $368,257, which represents monies received in advance of sales generated. Often times, distributors will pay advance royalties for the right to distribute our products. The primary sources for this balance are Seek and Destroy (PS2) for $25,000, Enclave (XBO) for $55,468, Land Before Time (GBA) for $22,536, American Tail ($22,536) and a four title advance for Tiny Toons Advenures: Plucky's Big Adventure (PSX), Stretch Panic (PS2), Hidden Invasion (PS2) and Road Trip (PS2). Notes Payable of $133,760 which represents the unpaid balance on a loan from an individual is also a major part of the working capital deficiency. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

      The current portion of long-term debt at September, 2004 was $7,378 compared to $9,406 as of December 31, 2004. We expect to pay off the entire amount by year-end 2005. We plan to pay this with proceeds generated from normal operational cash flow.

      At September 30, 2004 we had no bank debt.

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

      We do not have any current plans to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements over the next twelve months through cash generated from operations and remaining cash from our most recent fund raise.

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

Research and Development

      We did not spend any money on research and development during the three and nine month periods ended September 30, 2004 and 2003.

Contractual Obligations

      The following table summarizes our contractual obligations as of March 31, 2004:

                                             Payments due by period
                                  ----------------------------------------------
                                               Less than               More than
Contractual Obligations              Total     One Year    Years 1-2    2 years
---------------------------       ----------  ----------  ----------  ----------
Notes Payable                     $  133,760  $  133,760  $        0
Operating Lease Obligations       $   80,509  $   50,528  $   29,981  $        0
Capital Lease Obligations         $   16,782  $   16,782  $        0
Total                             $  231,051  $  201,070  $   29,981  $        0

      In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have repaid approximately $221,240 with the remaining balance to be paid in the year 2005.

      2004     $  133,760

      We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

      2004     $   12,477
      2005     $   50,900
      2006     $   17,132

      We also lease equipment and a vehicle under non-cancelable capital lease agreements that expire through September 2005. Through the remainder of the lease term, our minimum lease payments are as follows:

      2004     $    6,152
      2005     $   10,630

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

Allowance For Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of September 30, 2004, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectable.

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

      Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $720,717 at September 30, 2004. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Income Taxes

      We account for income taxes under SFAS No. 109, "Accounting for Income Taxes," which involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid-in capital and will not result in future income statement benefit. We do not have any off-balance sheet arrangements.

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

      We withhold 10% of all foreign sales intended to be remitted to the Internal Revenue Service. As of December 31, 2003 the Company withheld $117,400. As of September 30, 2004, we had not remitted any of the 2001 through 2004 withholdings to the IRS which is most likely subject to penalties and interest. To date, we have not been audited or invoiced by the Internal Revenue Service. There are currently no arrangements in place for payment of these withholdings. The amount due at September 30, 2005 is included in accounts payable and accrued expenses in the balance sheet.

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

      On August 31, 2004, we sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of our common stock, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of our common stock, to four institutional investors. We received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. Each of the investors represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment.

      On September 28, 2004, we sold a $50,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of our common stock, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of our common stock, to one institutional investor. We received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. Each of the investors represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment.

      On September 28, 2004, we entered into a consulting agreement with Scott Mac Caughern. We contracted Mr. MacCaughern to advise us on matters including, but not limited to, developing a marketing plan for the expansion of our business in the United States and Europe, introducing us to potential strategic partners in the United States and Europe and investment banking services. Under this agreement, we issued Mr. Mac Caughern: (1) a common stock purchase warrant to purchase up to 625,000 shares of our common stock, exercisable until August 31, 2009 at a price of $0.20 per share; and (2) a common stock purchase warrant to purchase up to 625,000 shares of our common stock, exercisable until August 31, 2009 at a price of $0.40 per share. The consulting services received from Mr. Mac Caughern as consideration for the shares of common stock and warrants were valued at $50,000. This transaction was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.

      None.

Item 6. Exhibits.

      References to "the Company" in the following exhibit list mean Conspiracy Entertainment Holdings, Inc., a Utah corporation.

Exhibit Number                                          Description
--------------  ------------------------------------------------------------------------------------------------
4.1             Securities  Purchase  Agreement dated as of August 31, 2004  (Incorporated by reference to Form
                8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.2             Form  of  Convertible  Debenture  (Incorporated  by  reference  to Form  8-K,  filed  with  the
                Securities and Exchange Commission on September 3, 2004)
4.3             Form of Class A Warrant  (Incorporated  by reference to Form 8-K, filed with the Securities and
                Exchange Commission on September 3, 2004)
4.4             Form of Class B Warrant  (Incorporated  by reference to Form 8-K, filed with the Securities and
                Exchange Commission on September 3, 2004)
4.5             Form of Registration  Rights  Agreement  (Incorporated by reference to Form 8-K, filed with the
                Securities and Exchange Commission on September 3, 2004)
4.6             Form of Security  Interest  Agreement  (Incorporated  by reference to Form 8-K,  filed with the
                Securities and Exchange Commission on September 3, 2004)
4.7             Supplement No. 1, dated as of September 28, 2004,  between the Company and  Whalehaven  Capital
                Fund Limited, to Securities Purchase Agreement, dated as of August 31, 2004
4.8             $50,000  principal amount 5% Secured  Convertible  Debenture issued to Whalehaven  Capital Fund
                Limited
4.9             Class A Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited
4.10            Class B Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited

Exhibit Number                                          Description
--------------  ------------------------------------------------------------------------------------------------
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

                                       CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Dated:   August 16, 2005               By: /s/ Sirus Ahmadi
                                           -------------------------------------
                                           Sirus Ahmadi
                                           President and Chief Executive Officer

Dated:   August 16, 2005               By: /s/ Keith Tanaka
                                           -------------------------------------
                                           Keith Tanaka
                                           Chief Financial Officer