Form 10KSB/A
period 2004-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-08-16
CIK 1136424

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)


                  UTAH                                 87-0386790
    -------------------------------       ------------------------------------
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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.     Description of Business............................................1
Item 2.     Description of Property............................................7
Item 3.     Legal Proceedings..................................................7
Item 4.     Submission of Matters to a Vote of Security Holders................8

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........8
Item 6.     Management's Discussion and Analysis or Plan of Operation.........11
Item 7.     Financial Statements..............................................18
Item 8.     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................18
Item 8A.    Controls and Procedures...........................................19
Item 8B.    Other Information.................................................19

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act.................20
Item 10.    Executive Compensation ...........................................21
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management........................................................21
Item 12.    Certain Relationship and Related Transactions ....................22
Item 13.    Exhibits..........................................................23
Item 14.    Principal Accountant Fees and Services ...........................24

SIGNATURES....................................................................25

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

Entertainment Licensing

      While we are primarily a publisher of interactive entertainment software, on occasion an entertainment licensing opportunity may become available to us. We do not allocate a budget for entertainment licensing revenue; rather, if we purchase a license it is generally for the purpose of attaching ourselves as the publisher of the software. Because revenue from entertainment licensing has fluctuated greatly in the past, it is not generally determinable what percentage of our business entertainment licensing represents.We have entered into strategic license arrangements with entertainment and media companies that have developed well-known characters and brands and that are producing properties that are expected to form the basis for future products. Our agreements with licensors and developers generally require us to make advance royalty payments.

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

Development

      We design and develop our titles primarily through third parties with whom we have relationships. We typically select these independent third-party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms. We contract with the third-party developers for specific or multiple titles. We do not currently have any contracts for the design or development of any titles since we do not have any new titles in development. The development cycle for a new title typically ranges from 24 to 36 months and products are sold to mass merchandisers and through outsourced distributors. The majority of our products are completed within six to eight months. We complete the products in a short period of time since we obtain video games that are partially complete or we obtain foreign language video games published by foreign manufacturers that are completed. Partially complete refers to projects that may have been cancelled by another publisher or sold by a publisher who is no longer solvent. It is often times more efficient to revive such a project instead of starting anew. All of our products are manufactured by third parties. In order to maintain protection over their hardware technologies, publishers of hardware platforms generally specify or control the manufacturing of the finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures the finished goods and delivers them to us and/or our warehouse facility for distribution to our customers.

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

Our Business Strategy

      Our objective is to become a leading independent developer and publisher of interactive entertainment software. It is generally recognized that the interactive entertainment industry is nearing the end of the last major growth cycle of publishing. The PS2, Xbox, Nintendo GameCube and Gameboy Advance platforms have all been in the market for quite some time now and the industry is eagerly awaiting PS3, Xbox2, Nintendo DS and other platforms to enter the market. Sony also recently introduced its portable platform PSP. With our ability to license popular titles, develop quality content with third-party developers and distribute titles through our distribution channels, we anticipate growth opportunities during the next major growth cycle of the interactive entertainment industry. We also strive to become a leader in "budget" title publishing. To further our objectives, we:

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

      PLAN TO TAKE DIRECT CONTROL OVER DISTRIBUTION CHANNELS. Our sales and marketing efforts are designed to broaden product distribution and increase the penetration of our products. Currently, our titles are sold to many mass merchandisers such as Toys "R" Us, Target, Kmart, Wal-Mart and Best Buy through distributors such as SVG and Universal. In 2004, distribution by SVG Distribution represented 100% of our revenues. It is not determinable who and what amount of these revenues that different retail outlets represent. We do not have formal written distribution agreements with any distributors. In the long-term, we plan to take more direct control of the sales marketing and distribution process by establishing our own direct distribution and sales organization.

      Our current distribution channels guarantee units of sales since we sell to distributors on a minimum unit basis, guarantee receipt of cash in advance of manufacturing since distributors are required to pay for manufacturing of the product, and guarantee payment regardless of subsequent sales to consumers. While our current distribution method presents minimal risk, we do not believe it is the most profitable method of distribution.

      Once our capital resources increase and our product line becomes more established, we plan to take direct control of the marketing and distribution aspects of our business for the following reasons:

      1. More "face" time with retailers. Often, distributors represent many product lines to the buyers of retail chains and the unique features of our games may not be presented as well as we can present them ourselves. We believe this would increase our sales revenue.

      2. Increased profitability. Without third party distributors involved we believe our profit margins will increase since we will distribute directly to the retailers, thus eliminating the higher prices we have to sell product to distributors for their subsequent resale.

      ENTER INTERNATIONAL MARKETS. In early 2004 we founded Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation, and we own 51% of this entity. The other 49% of Conspiracy Entertainment Europe is owned by Michael Hayward. Conspiracy Entertainment Europe's operations are consolidated with our financial statements included at the end of this prospectus. Conspiracy Entertainment Europe has not generated any revenues to date. The primary goal of founding a European subsidiary was to obtain publishing license agreements with Sony for PS2 and PSP for European regions, which is in process, and to establish distribution channels for our products in Europe. We expect Conspiracy Entertainment Europe to enter into publishing license agreements by the end of the fiscal year ending December 31, 2005. Conspiracy Entertainment Europe will be our sole European presence and therefore it will require multiple distribution channels, for each European country we eventually choose to sell our product. The size of the European market is approximately 80% of the United States market, providing an incremental revenue growth opportunity for direct distribution of our interactive titles.

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

      INCREASINGLY CREATE CONSPIRACY ENTERTAINMENT-GENERATED TITLES. We expect that within the next several years approximately 50% of our released titles will come from in-house generated concepts and ideas, versus licensing and subcontracting our development. We believe that increased intellectual property content enhances the value of our business and will permit greater control and improved profit margins. With internal development, we are able to immediately understand the status of projects and we are able to control the work done and make changes and improvements quickly. Sometimes when hiring subcontractors there is a disconnect with regard to vision of the product. In addition, egos are often involved. The costs of internal development are considerable, as first Executive Producers, Producers, Product Managers, Artists, Designers and Programmers would need to be hired. Continual training would be necessary to keep everyone up to date with the latest technology. Additional hardware and office space would also be needed to maintain the development `team.' We plan to focus on developing titles that target specific segments of the interactive entertainment industry. We identify popular properties that we believe have the potential to become successful titles, evaluate the demographic segment that the titles are most likely to appeal to and begin the development process. In this way, we believe we are able to develop titles with brand name recognition that appeal to targeted segments of the interactive entertainment software market.

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

      We withhold 10% of all foreign sales intended to be remitted to the Internal Revenue Service. As of December 31, 2004 and 2003 the Company withheld $136,080 and $117,400, respectively. As of March 31, 2005, we had not remitted any of the 2001 through 2004 withholdings to the IRS which is most likely subject to penalties and interest. To date, we have not been audited or invoiced by the Internal Revenue Service. There are currently no arrangements in place for payment of these withholdings. The amount due at March 31, 2005 is included in accounts payable and accrued expenses in the balance sheet.

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

                                Fiscal 2004        Fiscal 2003
                               ---------------------------------
Calendar Quarter               High     Low      High     Low
----------------------------------------------------------------
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

                      EQUITY COMPENSATION PLAN INFORMATION

Plan category            Number of        Weighted average     Number of
                         securities       exercise price       securities
                         to be issued     of                   remaining
                         upon             outstanding          available for
                         exercise of      options,             future issuance
                         outstanding      warrants and         under equity
                         options,         rights               compensation
                         warrants and                          plans (excluding
                         rights                                securities
                                                               reflected in
                                                               column (a)
-----------------------------------------------------------------------------
                               (a)              (b)                   (c)
Equity compensation
plans approved by              -0-              -0-                   -0-
security holders

Equity compensation
plans not approved by
security holders               -0-              -0-                   -0-

Total                          -0-              -0-                   -0-

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

      The above convertible notes payable are non-interest bearing and due on demand. The loans are repayable by the issuance of 1,492,537 shares of our common stock at a preset conversion rate of $.67 per share. They were converted and 1,492,537 shares were issued in March 2004. The conversion was exempt from registration requirements pursuant to Regulation S under the Securities Act of 1933, as amended.

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

      On October 6, 2004, we sold a $50,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of our common stock, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of our common stock, to one institutional investor. We received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. Each of the investors represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment.

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

      On February 9, 2005, we sold an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, 13,000,000 Class A Common Stock Purchase Warrants, and 13,000,000 Class B Common Stock Purchase Warrants, to three accredited institutional investors for gross proceeds totaling $650,000. We also issued 300,000 shares of common stock to Palladium Capital Advisors, LLC as a placement agent fee in connection with these sales. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. Each of the investors represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment.

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

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      In early 2004, we formed Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation. We currently own a 51% interest in Conspiracy Entertainment Europe, Ltd. Conspiracy Entertainment Europe was formed with the purpose of eventually obtaining publishing license agreements for European regions and eventually distributing our products throughout Europe. Conspiracy Entertainment Europe has not entered into any such publishing license agreements and Conspiracy Entertainment Europe has not generated any revenues to date. During 2004, we advanced $60,000 to Conspiracy Entertainment Europe to cover operating expenses. The financial statements of Conspiracy Entertainment Europe are consolidated with our financial statements, with a minority interest adjustment.

      For the fiscal year ended December 31, 2004 we had total revenue of $1,425,649 compared to revenue of $2,377,107 for the fiscal year ended December 31, 2003. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. For the period ended December 31, 2003 we earned $493,478 in license revenue for the products Enclave on Xbox and Rally Championship on Game Cube as compared to $0 license revenue earned in 2004. There was no license revenue in 2004 because sales of Enclave ceased and the Rally Championship license fee was a one-time fee with no required royalty payments. Product sales for the period ended December 31, 2003 was $1,881,629 as compared to $1,425,649 for the period ended December 31, 2004. The decrease in product sales revenue of $455,951, or 24%, is primarily the result of the cease and desist order received from SEGA with regard to our 10-in-1 project. We had received a verbal order for 300,000 units of the 10-in-1 project which management believed would have generated $4.5 million in revenues.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                       Fiscal Year Ended
                                                  ------------------------------
                                                  December 31,      December 31,
                                                  ------------      ------------
                                                       2003             2004
      Number of New Titles Released                         2                 2
      Number of Titles Reordered                            7                12
      Average Price Per Title                      $     5.37        $     6.33
      Revenue From  Internally  Developed          $  635,990        $  505,542
      Titles
      Partially Complete Sales                              0                 0
      Translated Sales                             $1,245,639        $  919,107
      License Revenue                              $  493,478        $        0
      Other Revenue (packaging)                    $    2,000        $        0

      The major components of cost of sales are production costs and license/development costs. Productions costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the period ended December 31, 2003, we had license/development costs of $417,211 as compared to $482,716 for the period ended December 31, 2004. The increase in license/development costs of $65,505, or 16%, is due to the cancellation of the Shooting Stars, Eminem, and Party Animals games. These products required license advances and development costs, but they were cancelled; we determined that Shooting Stars was no longer a profitable project; for the Eminem project, the licensor terminated our agreement; and we were not able to obtain Microsoft approval for Party Animals. For the period ended December 31, 2003, we had production costs of $1,186,407 representing 350,616 units manufactured, compared to $1,091,976 of production costs for the period ended December 31, 2004 which represented 225,268 units manufactured.

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

      Total operating expenses in each of the fiscal years ended December 31, 2004 and December 31, 2003 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2004 and 2003 were $1,940,466 and $2,394,425, respectively, which constituted a decrease of $453,959, or 19%. The decrease in operating expenses is attributable to efforts to reduce Selling, General and Administrative Fees, including wages and salaries and insurance costs. As part of our effort to reduce expenses we have reduced our full time staff from six to three employees, and rental space from 3,800 sq. feet to 1,900 sq. feet. Accordingly, compared to the fiscal year ended December 31, 2003, our wages and salaries were reduced $186,052, medical insurance $10,744 and office rent $53,738. In addition, management decided not to attend the annual industry trade show E3 which reduced marketing expenses $150,208.

      Other income is income not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. We received "other income" of $50,000 in the fiscal year ended December 31, 2004 compared to other income of $70,000 in the fiscal year ended December 31, 2003. The $70,000 recorded as other income for the fiscal year ended December 31, 2003 was for consulting services valued at $20,000 and gain on the settlement of a debt. We had an agreement with Discovery Licensing to develop a game with the Crocodile Hunter license. It was later determined that Discovery was unable to grant these rights and paid us company $50,000 to waive any and all potential claims against Discovery.

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

Research and Development

      We did not spend any money on research and development during the fiscal years ended December 31, 2004 and 2003.

Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2004:

                                                                 Payments due by period
                                        -----------------------------------------------------------------------
                                                                Less than                              More
Contractual Obligations                        Total            One Year          Years 1-2        than 2 years
---------------------------------------        -----            --------          ---------        ------------
Notes Payable                               $1,310,128           $  210,128       $1,100,000
Operating Lease Obligations                 $   68,132           $   50,900       $   17,132
Capital Lease Obligations                   $   10,630           $   10,630              000
License Fee Obligations                     $   80,000           $   80,000              000
Total                                       $1,468,890           $  351,658       $1,117,132

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

      For the period ended December 31, 2004 net cash used in operating activities was $1,158,080, compared to net cash used in operating activities of $443,926 for the period ended December 31, 2004. The increase in net cash used in operating activities of $714,154, or 62%, was primarily the result of a decrease in accounts receivable of $2,385,131, an increase in accounts payable of $1,166,400 and an increase in deferred revenue of $536,165.

      For the period ended December 31, 2004 net cash used in investing activities totaled $293,151, compared to net cash used in investing activities of $514,412 for the period ended December 31, 2003. The decrease of $221,261, or 75%, is due to reduced acquisition of products and licenses from $514,412 in 2003 as compared to $284,346 in 2004.

      For the period ended December 31, 2004 net cash provided by financing activities totaled $1,572,665, compared to net cash provided by financing activities of $886,673 for the period ended December 31, 2003. The increase of net cash provided by financing activities of $685,992, or 44%, was the result of $1,281,500 of proceeds from the sale of convertible notes. This compares to $523,800 of proceeds received from the sale of common stock during 2003.

      As of December 31, 2004, $134,450 of the cash proceeds from our August 31, 2004 and October 9, 2004 private placements (described below) remains in escrow. Before these funds will be disbursed to us, we must give assurances to the investors the funds will be used for fees, costs or other expenses in relation to publishing or distribution of our products.

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

      As of December 31, 2004, we owed payroll taxes to the IRS in the amount of $198,976. We are making periodic payments of this liability in cooperation with the IRS.

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

      Each Class A Warrant is currently exercisable at a price of $0.20 per share until expiration on August 31, 2009. Each Class B Warrant is currently exercisable at a price of $0.05 per share until expiration 18 months after the date on which the resale of the shares of common stock issuable upon exercise of the Class B Warrants are registered under the Securities Act of 1933 (subject to extension under certain circumstances).

      We do not have any current plans to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated from operations and through funds received upon exercise of outstanding warrants. We believe the proceeds from exercise of our outstanding warrants will be sufficient to fund any need for additional capital. We currently have outstanding 35,000,000 Class A Warrants with exercise prices of $0.20 per share and 35,000,000 Class B Warrants with exercise prices of $0.05 per share. Exercise of all of these warrants would provide gross proceeds of $8,750,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

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

      Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $705,000 at December 31, 2004. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Item 8A.    Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are Age Position effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

      None.

                                    PART III

Item 9.     Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

             Name               Age                       Position
      ------------------      -------      -------------------------------------
      Sirus Ahmadi               34        Chief Executive Officer and Director
      Keith Tanaka               41        Chief Financial  Officer,  Principal
                                           Accounting  Officer,  Secretary  and
                                           Director

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

Code of Ethics

      We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Keith Tanaka, Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, CA 90401. Our telephone number is
(310) 260-6150. We are in the process of building a section of our website at www.conspiracygames.com where our Code of Ethics will be available to investors.

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

                                                                                  Long-Term Compensation
                                                                     ------------------------------------------------
                                        Annual Compensation                         Awards                   Payouts
                                ----------------------------------   ----------------------------------    ----------

                                                          Other                             Securities                    All
                                                          Annual                           Under-lying                   Other
     Name and                                            Compen-      Restricted Stock    Options/ SARs        LTIP      Compen-
Principal Position     Year     Salary ($)   Bonus($)   sation ($)      Award(s) ($)           (#)         Payouts($)    sation($)
------------------   --------   ----------   --------  -----------   -----------------    -------------    ----------    ---------
Sirus Ahmadi         2004 (1)    $324,000      ---         ---              ---                ---             ---           ---
                     2003 (1)    $324,000      ---         ---              ---                ---             ---           ---
                     2002 (1)    $324,000      ---         ---              ---                ---             ---           ---
Keith Tanaka         2004 (2)    $134,400      ---         ---              ---                ---             ---           ---
                     2003 (2)    $134,400      ---         ---              ---                ---             ---           ---
                     2002 (2)    $134,400      ---         ---              ---                ---             ---           ---

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

                                                  Percentage of
                                 Common Stock     Common Stock
    Name of Beneficial Owner     Beneficially    Before Offering
               (1)               Owned (2)             (2)
    --------------------------------------------------------------
    Sirus Ahmadi                 14,779,131           39.4%
    Keith Tanaka                  2,155,290            5.8%
    Volker Eloesser               2,463,189            6.6%
    Jonathan Jevons               2,155,299            5.8%
    --------------------------------------------------------------
    All Directors and
    Executive Officers as a      16,934,421           45.2%
    Group (2 persons)
    --------------------------------------------------------------

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

Item 12.    Certain Relationships and Related Transactions.

      In 2004, we entered into an agreement with Giant Mobile Corporation, a wireless content provider, to perform consulting services. We provided consultant services with regard to establishment of business, introduction to developers and entertainment license agents, assisted with the initial accounting and computer network establishment and Keith Tanaka, our Chief Financial Officer, Principal Accounting Officer, Secretary and a director, and Sirus Ahmadi, our Chief Executive Officer and a director, were appointed non-paid board positions with the company. Messrs. Tanaka and Ahmadi currently remain directors of Giant Mobile Corporation. By performing these services, we earned $50,000 in consulting revenues as well as the opportunity to gain knowledge in the mobile gaming industry.

      On June 15, 2002, we entered into a development agreement with one of our shareholders, ELO Interactive, for the development of Marble Master (PS One). The owner of ELO Interactive owned 11.43% of our common stock on June 15, 2002, while we were a private company. As of March 31, 2005, the owner of ELO
Interactive owned 6.73% of our common stock. The development agreement terminated pursuant to its terms on December 31, 2002 after Marble Master was approved for manufacturing. As of March 31, 2005, we had $3,501 of accounts payable due to ELO Interactive pursuant to the development agreement, which is included in "Accounts Payable - Related Party" in the accompanying balance sheets.

      While we were a private company, one of our directors, Thomas Brockhage partially developed certain earlier games for us which were never completed including Sky Surfer (PS2), Hidden Invasion (PS2), Viva Rock Vegas (PS2). Mr. Brokhage also completed development of games including Logical (Gameboy Color published by Classified Games), Puzzled (Gameboy Color) and Land Before Time (Gameboy Color in conjunction with Full Fat Developers). As of December 31, 2003, we owed $262,801 to Mr. Brockhage. The outstanding debt was forgiven by Mr. Brockhage on August 23, 2004.

Item 13.    Exhibits.

Exhibit
Number                                   Description
--------------------------------------------------------------------------------
2.1 Share Exchange Agreement, dated May 29, 2003, by and among Lance Systems, Inc., Conspiracy Entertainment Corporation, and Wallace Boyack and John Spicer (Incorporated by reference to Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 2, 2003)
3.1 Articles of Incorporation (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)
3.2 Articles of Amendment to Articles of Incorporation (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)
3.3 Articles of Merger (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)
3.4 Articles of Amendment to Articles of Incorporation (Incorporated by reference to Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 2, 2003)
3.5 Bylaws (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32427), filed with the Securities and Exchange Commission on March 9, 2001)
4.1 Securities Purchase Agreement dated as of August 31, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.2 Form of Convertible Debenture (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.3 Form of Class A Warrant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.4 Form of Class B Warrant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.5 Form of Registration Rights Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.6 Form of Security Interest Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)
4.7 Supplement No. 1, dated as of September 28, 2004, between the Company and Whalehaven Capital Fund Limited, to Securities Purchase Agreement, dated as of August 31, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)
4.8 $50,000 principal amount 5% Secured Convertible Debenture issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)
4.9 Class A Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)
4.10 Class B Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)
10.1 Consulting Agreement, dated August 24, 2004, between the Company and Moshe Hartstein (Incorporated by reference to registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)
10.2 Consulting Agreement, dated August 26, 2004, between the Company and Sol Financial, Inc. (Incorporated by reference to registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)
10.3 Consulting Agreement, dated September 28, 2004 between the Company and Scott Mac Caughern (Incorporated by reference to registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)
14.1 Code of Ethics (Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005)
16.1 Letter from HJ & Associates, L.L.C., dated June 22, 2005, on change in certifying accountant (Incorporated by reference to registration statement on Form SB-2/A (File No. 333-120773) filed with the Securities and Exchange Commission on July 7,
               2005)
16.2 Letter from Singer Lewak Greenbaum & Goldstein LLP, dated June 7, 2005, on change in certifying accountant (Incorporated by reference to registration statement on Form SB-2/A (File No. 333-120773) filed with the Securities and Exchange Commission on July 7, 2005)
21.1           Subsidiaries  of  the  Company   (Incorporated  by  reference  to
               registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        CONSPIRACY ENTERTAINMENT HOLDINGS, INC


      Dated:  August 16, 2005           By:  /s/ Sirus Ahmadi
                                             -----------------------------------
                                                 Sirus Ahmadi
                                                 Chief Executive Officer


      Dated:  August 16, 2005           By:  /s/ Keith Tanaka
                                             -----------------------------------
                                                 Keith Tanaka
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                         TITLE                            DATE
----------------            ----------------------------         ---------------
/s/ Sirus Ahmadi            Chief Executive Officer              August 16, 2005
----------------            and Director
    Sirus Ahmadi


/s/ Keith Tanaka            Chief Financial Officer,             August 16, 2005
----------------            Principal Accounting Officer,
    Keith Tanaka            Secretary and Director

                     Conspiracy Entertainment Holdings, Inc.

                        Consolidated Financial Statements

                           December 31, 2004 and 2003

                                 C O N T E N T S

Independent Registered Public Accountant's Report............................F-3

Consolidated Balance Sheet...................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Deficit and Other
Comprehensive Income ........................................................F-7

Consolidated Statements of Cash Flows........................................F-8

Notes to the Consolidated Financial Statements..............................F-10

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

                                               For the Years Ended
                                                   December 31,
                                          -------------------------------
Basic Earnings per share:                      2004             2003
                                          -------------     -------------
 Income (Loss)(numerator)                 $  (2,539,477)    $  (2,252,444)
 Shares (denominator)                        34,141,270        23,704,561
                                          -------------     -------------
 Per Share Amount                         $       (0.07)    $       (0.10)
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

During 2004, the investment in ELO has been impaired in full and a loss has been recorded for $11,272.

NOTE 4   -   CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at December 31, 2004 consisted of the following:

                                        Development
                                           Costs        Licenses
                                         ---------      ---------
Costs                                    $ 137,346      $ 822,846
Less impairment                            (95,000)      (234,812)
Less accumulated amortization                   --       (230,034)
                                         ---------      ---------
Total                                    $  42,346      $ 358,000
                                         =========      =========

Amortization expense was $125,398 and $1,188,726 for the years ended December 31, 2004 and 2003, respectively.

The estimated amortization of capitalized license fees are as follows for the next five years:

            2005                         $173,790
            2006                          138,000
            2007                           46,210
            2008                               --
            Thereafter                         --
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

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 8   -   AGREEMENTS continued)

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

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 9   -   INCOME TAXES (continued)

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
                                             ===========    ===========

The following table summarizes the significant components of the Company's deferred tax asset at December 31, 2004:

                                                          2004
                                                      -----------
            Deferred tax assets
               Deferred revenue                       $   124,000
               State taxes                                     --
               Net operating loss carry-forwards        2,618,000
            Valuation allowance                        (2,742,000)
                                                      -----------
               Net deferred tax asset                 $        --
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

                     Conspiracy Entertainment Holdings, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 11   -   SHAREHOLDERS' EQUITY (continued)

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