Form 10QSB/A
period 2005-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-08-16
CIK 1136424

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

[_]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  EXCHANGE ACT
                                FOR THE TRANSITION PERIOD FROM ___ TO _______ COMMISSION FILE NUMBER ________________________

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

                                TABLE OF CONTENTS

                                                                            Page
                                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements..............................................   2
Item 2. Management's Discussion and Analysis or Plan of Operation.........   6
Item 3. Controls and Procedures...........................................   12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......   13
Item 3. Defaults Upon Senior Securities...................................   13
Item 4. Submission of Matters to a Vote of Security Holders...............   13
Item 5. Other Information.................................................   13
Item 6. Exhibits and Reports on Form 8-K..................................   14

SIGNATURES.................................................................  15

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      Revenues for the three months ended March 31, 2005 were $151,808, compared to $422,352 for the three months ended March 31, 2004. This represents a decrease of $270,544, or 64% comparing the two periods. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. License revenues for the periods ended March 31, 2004 and March 31, 2005 were both $0 since we did not have any agreements to license product during those periods. The decrease in revenue for the three months ended March 31, 2005 is primarily the result of us not releasing any new product during the period. For the period ended March 31, 2004, we had product sales of $422,352 as compared to $151,808 for the three months ended March 31, 2005. The reason for the $270,544, or 64%, decrease in product sales was that we released two new products, Road Trip - Shifting Gears for Gameboy Advance and Road Trip - Arcade Edition for Game Cube, in the period ended March 31, 2004, while sales in the three months ended March 31, 2005 represented only reorders of previously released products.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                                     Quarter Ended
                                                         March 31, 2004          March 31, 2005
Number of New Titles Released                                     2                       0
Number of Titles Reordered                                        0                       3
Average Price Per Title                                      $10.56                   $6.05
Revenue From Internally Developed Titles                         $0                $117,181
Partially Complete Sales                                         $0                      $0
Translated Sales                                           $422,352                 $34,528
License Revenue                                                  $0                      $0
Other Revenue                                                    $0                      $0

      Gross profit decreased by $107,236, or 86%, to $17,335 for the three months ended March 31, 2005 compared to $124,571 for the three months ended March 31, 2004. The decrease in gross profit is primarily the result of us not releasing any new product. Generally the gross profit ratio for new products is higher than reorders.

      For the three months ended March 31, 2005, selling, general and administrative expenses totaled $423,831. This was an increase of $106,991, or 33.77%, from selling, general and administrative expenses of $316,512 in the three months ended March 31, 2004. Consulting fees related to our February 2005 financing and attorney fees related to the Bravado/Sega legal matters increased professional fees by $134,700 from $45,000 in 2004 to $179,700 in 2005. This was the only expense to increase substantially over the same period in 2004. Payroll was reduced from $166,234 in the three months ended March 31, 2004 to $103,902 in the three months ended March 31, 2005 representing a reduction of $62,332. Insurance costs were reduced from $8,155 in the three months ended march 31, 2004 to $3,885 in the three months ended March 31, 2005 a further result of reduced salaries. Outside service was reduced from $29,070 in the three months ended March 31, 2004 to $3,750 in the three months ended March 31, 2005, a reduction of $25,530.

      Interest expense was $18,202 and $35,752 for the three months ended March 31, 2005 and 2004, respectively. This was a decrease of $17,550, or 49%. The reason for this decrease was due to the terms of and conditions of a loan received in August 2003. from Michael Hayward. This loan was in the principal amount of 150,000 British Pounds Sterling. The purpose of the loan was to provide for funding to purchase European license rights for 14 titles from SEGA pursuant to a July 7, 2003 agreement with Constant Entertainment. The principal amount of the loan with interest of 50,000 British Pounds Sterling is due and payable upon the first 200,000 British Pounds Sterling received from the ultimate publisher/distributor whether from advances or products sales. In addition, we are required to pay Mr. Hayward a royalty of 5% from the first units sold, calculated as actual trade price, less marketing costs, less retentions for returns and bad debt. In an event of default under the loan, the outstanding principal amount of the loan will bear additional interest at 4% per annum. The occurrence of any of the following constitute an event of default:
(a) the failure by us to make any payments when due; (b) our breach of any representation, warranty or covenant under the loan; (c) the failure to identify the 14 SEGA titles to be purchased with the loan proceeds; or (d) the institution of legal proceedings by or against us under any applicable insolvency laws, bankruptcy law or similar debtor relief laws then in effect.

      In 2004, we entered into an agreement with Giant Mobile Corporation, a wireless content provider, to perform consulting services. By performing these services, we earned $50,000 in consulting revenues as well as the opportunity to gain knowledge in the mobile gaming industry.

      Other income is income not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ended March 31, 2004 we earned other income of $50,000 for providing the consulting services discussed above as compared to $0 for the period ended March 31, 2005.

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

Liquidity and Capital Resources

      As of March 31, 2005 our cash balance was $163,004, compared to $165,762 at December 31, 2004. Total current assets at March 31, 2005 were $269,974 compared to $333,024 at December 31, 2004. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for the next twelve months.

      For the period ended March 31, 2005, net cash used in operating activities was $327,908, compared to net cash used in operating activities of $77,074 for the period ended March 31, 2004. The increase in cash used in operating activities by $250,834, or 76%, was primarily the result of a decrease in accounts receivable by $90,292, a decrease in deferred compensation by $31,456, and increase accounts payable and accrued expenses of $41,861, and an increase in deferred revenue of $43,569.

      For the period ended March 31, 2005, net cash used in investing activities was $320,695, compared to net cash used in investing activities of $160,000 for the period ended March 31, 2004. The increase in cash used in investing activities of $160,695, or 50%, was due to the acquisition of Sony PSP tools, accounting for $15,695 in increased investing activities costs, and the following increases in products and licenses: LFP increased investing activities costs by $65,000, Import Racer PSP increased investing activities costs by $20,000, Hustler World Championship Pool PSP increased investing activities costs by $170,000, Defenders increased investing activities costs by $10,000, and JRF increased investing activities costs by $40,000. This compares to our largest investing activities costs of $160,000 for SEGA in the three months ended March 31, 2004.

      For the period ended March 31, 2005, net cash provided by financing activities totaled $645,845. This compares to cash provided by financing activities of $194,521 for the period ended March 31, 2004. The increase in net cash provided by financing activities is the result of $650,000 gross proceeds from convertible notes payable in relation to the monies received from investors in February 2005.

      As of March 31, 2005, $158,930 of the cash proceeds from our August 31, 2004, October 6, 2004 and February 9, 2005 (described below) private placements remains in escrow. Before these funds will be disbursed to us, we must give assurances to the investors the funds will be used for fees, costs or other expenses in relation to publishing or distribution of our products.

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

Research and Development

      We did not spend any money on research and development during the fiscal quarters ended March 31, 2005 and March 31, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item  5. Other Information.

         Not applicable.

Item 6.           Exhibits.

Exhibit Number
                                   Description
--------------------------------------------------------------------------------
10.1              Securities Purchase Agreement, dated as of January 31,
                  2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15, 2005)

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