Form 10QSB
period 2005-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-08-22
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[_]   TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM __________ TO __________

      COMMISSION FILE NUMBER ________________________________

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

             Utah                                         87-0386790
             ----                                         ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                           612 Santa Monica Boulevard
                             Santa Monica, CA 90401
                             ----------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (310) 260-6150
                                               --------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 37,785,509 outstanding shares of Common Stock, $.001 par value per share.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................   1
           Unaudited Consolidated Balance Sheets, June 30, 2005 and
                 December 31, 2004..........................................   1
           Unaudited Consolidated Statements of Operations for the
                 three and six months ended June 30, 2005 and 2004..........   3
           Unaudited Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2005 and 2004....................   4
           Notes to the Unaudited Consolidated Financial Statements.........   6
Item 2.  Management's Discussion and Analysis or Plan of Operation..........  14
Item 3.  Controls and Procedures............................................  21

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  22
Item 3.  Defaults Upon Senior Securities....................................  22
Item 4.  Submission of Matters to a Vote of Security Holders................  22
Item 5.  Other Information..................................................  22
Item 6.  Exhibits and Reports on Form 8-K...................................  23

SIGNATURES..................................................................  24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     Conspiracy Entertainment Holdings, Inc.
                           Consolidated Balance Sheets
                            (See Accountants' Report)


                                     ASSETS
                                                        June 30,    December 31,
                                                          2005          2004
                                                       ----------    ----------
                                                       (Unaudited)
Current Assets:
   Cash                                                $    8,325    $  165,762
   Accounts Receivable, net of allowance
      for doubtful accounts of zero in 2004 and 2005       66,971       167,262
                                                       ----------    ----------

      Total Current Assets                                 75,295       333,024

   Property and Equipment, Net                             26,515        25,951

Other Assets:
   Capitalized Development Costs and Licenses, Net        702,771       400,346
   Deposits                                                 8,025         8,025
                                                       ----------    ----------

      Total Other Assets                                  710,796       408,371
                                                       ----------    ----------

      Total Assets                                     $  812,607    $  767,346
                                                       ----------    ----------


                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,     December 31,
                                                         2005           2004
                                                     -----------    -----------
                                                     (Unaudited)
Current Liabilities:
  Accounts Payable                                   $   768,527    $   812,762
  Accounts Payable - Related Party                         3,501          3,501
  Accrued Expenses                                        57,966         18,739
  Payroll Taxes Payable                                  374,524        312,376
  Deferred Compensation                                  252,736        236,136
  Deferred Revenue                                        80,468        365,197
  Lease Obligations - Current                              2,966          9,406
  Notes Payable                                          210,128        210,128
                                                     -----------    -----------

    Total Current Liabilities                          1,750,815      1,968,244

Long-Term Liabilities:
  Convertible Notes Payable, net of discount
    of zero in 2005 and $140,000 in 2004               1,750,000      1,100,000
                                                     -----------    -----------

    Total Long-Term Liabilities                        1,750,000      1,100,000
                                                     -----------    -----------

    Total Liabilities                                  3,500,815      3,068,244
                                                     -----------    -----------

Stockholders' Equity:
  Common Stock, 100,000,000 Shares Authorized,
    $.001 Par Value, 37,785,509 Shares
    Issued and Outstanding                                37,786         37,486
  Additional Paid in Capital                           6,067,339      5,393,639
  Other Comprehensive Income                             (44,890)       (44,890)
  Minority Interest                                      (29,400)       (29,400)
  Accumulated Deficit                                 (8,719,043)    (7,657,733)
                                                     -----------    -----------

Total Stockholders' Equity                            (2,688,208)    (2,300,898)
                                                     -----------    -----------

 Total Liabilities and Stockholders' Equity          $   812,607    $   767,346
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Conspiracy Entertainment Holdings, Inc.
                      Consolidated Statements of Operations
                            (See Accountants' Report)
                                   (Unaudited)

                                                   For the Three Months Ended      For the Six Months Ended
                                                            June 30,                       June 30,
                                                  ----------------------------    ----------------------------
                                                       2005            2004           2005             2004
                                                  ------------    ------------    ------------    ------------
Revenues                                          $    410,555    $    338,237    $    562,363    $    760,589

Cost of Sales                                          147,164         317,805         281,637         615,586
                                                  ------------    ------------    ------------    ------------

Gross Profit (Loss)                                    263,391          20,432         280,726         145,003
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
  Depreciation Expense                                   8,560           7,881          15,131          16,261
  Professional Fees                                     14,550          96,954         218,250         141,954
  Salaries & Wages                                     132,129         158,059         264,531         324,293
  General & Administrative                              73,211          61,284         154,369         158,182
                                                  ------------    ------------    ------------    ------------

    Total Operating Expenses                           228,450         324,178         652,281         640,690
                                                  ------------    ------------    ------------    ------------

Net Operating Income (Loss)                             34,940        (303,746)       (371,556)       (495,687)
                                                  ------------    ------------    ------------    ------------

Other Income(Expense)
  Interest Expense                                    (161,551)           (341)       (179,753)        (36,402)

  Forgiveness of Debt                                       --       2,438,188              --       2,438,188

  Financing Costs                                           --              --        (510,000)             --

  Miscellaneous Income                                      --              --              --          50,000
                                                  ------------    ------------    ------------    ------------

    Total Other Income(Expense)                       (161,551)      2,437,847        (689,753)      2,451,786
                                                  ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes                     (126,611)      2,134,101      (1,061,309)      1,956,099


Income Tax Expense                                          --              --              --              --
                                                  ------------    ------------    ------------    ------------

Net Income (Loss)                                 $   (126,611)   $  2,134,101    $ (1,061,309)   $  1,956,099
                                                  ============    ============    ============    ============

Net Income (Loss) Per Share - Basic and Diluted   $      (0.00)   $       0.06    $      (0.03)   $       0.06
                                                  ============    ============    ============    ============

 Weighted Average Shares Outstanding:
   Basic and Diluted                                37,485,509      33,212,157      37,636,338      31,882,298
                                                  ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Conspiracy Entertainment Corporation
                      Consolidated Statements of Cash Flows
                            (See Accountants' Report)
                                   (Unaudited)

                                                      For the Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                         2005          2004
                                                     -----------    -----------
Cash Flows from Operating Activities:
  Net Income(Loss)                                   $(1,061,309)   $ 1,956,099
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operations:
     Depreciation & Amortization                          15,131         16,261
     Discount on Convertible Notes Payable               650,000             --
     Services Paid with Common Stock                      24,000             --
  Change in Operating Assets and Liabilities:
     Accounts Receivable                                 100,291        (53,282)
     Prepaid Expenses                                         --         11,559
     Accounts Payable and Accrued Expenses                57,139     (2,368,555)
     Deferred Revenue                                   (284,729)        54,508
     Deferred Compensation                                16,600        123,244
                                                     -----------    -----------

  Net Cash Used in Operating Activities                 (482,877)      (260,166)

Cash Flows from Investing Activities:
  Payments for Development Costs and Licenses           (302,425)      (117,494)
  Purchases of Property and Equipment                    (15,696)            --
                                                     -----------    -----------

  Net Cash Used in Investing Activities                 (318,121)      (117,494)

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                 --        120,000
  Proceeds from Convertible Notes Payable                650,000         25,000
  Proceeds from Exercise of Stock Warrant                     --        210,000
  Proceeds from Issuance of Common Stock                      --        278,800
  Payments for Capital Leases                             (6,440)        (3,487)
  Principal Payments on Notes Payable                         --       (150,000)
                                                     -----------    -----------

  Net Cash Provided by Financing Activities              643,560        480,313
                                                     -----------    -----------

Increase (Decrease) in Cash                             (157,438)       102,653

                      Conspiracy Entertainment Corporation
                      Consolidated Statements of Cash Flows
                            (See Accountants' Report)
                                   (Unaudited)

Cash and Cash Equivalents at Beginning of Period         165,762         44,329
                                                     -----------    -----------

Cash and Cash Equivalents at End of Period          $      8,324   $    146,982
                                                    ============   ============

Cash Paid For:
  Interest                                          $         --   $         --
                                                    ============   ============
  Income Taxes                                      $         --   $         --
                                                    ============   ============

Supplemental Cash Flow Data
Non-cash Investing and Financing Activities
  During the six months ended June 30, 2004, the Company issued 300,000 shares for consulting services valued at $24,000.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Conspiracy Entertainment Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto for Conspiracy Entertainment Holdings, Inc. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the year ending December 31, 2005.

      a.    Organization

      The financial statements presented are those of Conspiracy Entertainment Holdings, Inc., (formerly Lance Systems, Inc.) (the Company). The Company as incorporated under the laws of the state of Utah on July 29, 1982 as Strategic Recovery Corporation. On February 16, 1987, the Company merged with Lance, Inc., (a Utah Corporation), and changed its name to Lance Systems, Inc. The Company was organized for the purpose of acquiring investments. However, subsequent to the merge, the Company changed its purpose from acquiring investments to creating, developing and selling micro computer software.

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

      In early 2004, the Company acquired a 51% interest in Conspiracy Entertainment Europe, LTD (CEE), a United Kingdom Corporation, to develop and distribute certain game titles in Europe. During 2004, the Company advanced $60,000 to this majority owned subsidiary to cover operating expenses. The financial statements of CEE are consolidated with the Company, with a minority interest adjustment. All intercompany balances and transactions have been eliminated in consolidation.

                     Conspiracy Entertainment Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                     Conspiracy Entertainment Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      f.    Capitalized Development Costs and Licenses - continued

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

      Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At June 30, 2005, the majority of the titles related to capitalized development costs and licenses have not been released. As such, approximately $24,000 of amortization expense has been included in cost of sales for the six months ended June 30, 2005.

      Capitalized Licenses

      Capitalized license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the products. Depending on the agreement with the rights holder, the Company may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product over a shorter period of time. Most license agreements include a "per unit" royalty obligation; however, royalties are offset against the prepaid license amount first and then accrued as sales continue.

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

                     Conspiracy Entertainment Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      f.    Capitalized Development Costs and Licenses - continued

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

      At June 30, 2005, the majority of the titles related to capitalized development costs and licenses have not been released. As such, approximately $24,000 of amortization expense has been included in cost of sales for the six months ended June 30, 2005.

      g.    Property and Equipment

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

      Depreciation charged to operations was $15,131 and $16,261 for June 30, 2005 and 2004, respectively.

      In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At June 30, 2005 and 2004, no impairments were recognized.

                     Conspiracy Entertainment Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                     Conspiracy Entertainment Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      h.    Revenue Recognition - continued

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

      j.    Earnings (Loss) Per Share of Common Stock

      The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for June 30, 2005 and 2004 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                                           For the Periods Ended
                                                  June 30,
      Basic and Diluted                 ----------------------------
      Earnings per share:                    2005           2004
                                        ------------    ------------
      Income (Loss) (numerator)         $ (1,061,309)   $  1,956,099
      Shares (denominator)                37,636,338      31,882,298
                                        ------------    ------------
      Per Share Amount                  $      (0.03)   $       0.06
                                        ============    ============

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

                     Conspiracy Entertainment Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

      The cumulative effect of currency translation adjustments to a note payable (in British Pounds) held by the Company is included in Other Comprehensive Income in Stockholders' Equity.

NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the period ended June 30, 2005, the Company incurred a net loss of $ $1,061,309. In addition, the Company had an accumulated deficit of $8,719,043 as of June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. Management plans to issue additional debt and equity to fund the release of new products in 2005. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                     Conspiracy Entertainment Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

NOTE 3 - CONVERTIBLE NOTE PAYABLE

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

      The $650,000 in proceeds has been recorded as paid in capital based on the intrinsic and relative fair values of $195,000, $130,000 and $325,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and $650,000 has accreted through June 30, 2005.

      The intrinsic value of the beneficial conversion feature is $0.03 as the fair market value of common stock was $0.08 on the date of the agreement. The relative fair values of the warrants were estimated using the Black Scholes pricing model with volatility of 80.86%, risk free interest rate of 2.1%, expected yield of 0% and estimated lives of two years.

      During the six months ended June 30, 2005, the Company incurred professional fees to advisory firms for agent services related to the placement of the Convertible Note Payable. The professional fees totaled $100,500 and were paid by issuing 300,000 shares of the Company's common stock valued at $24,000 and $76,500 in cash.

NOTE 4 - SUBSEQUENT EVENTS

      On June 28, 2005, the Company entered into a Settlement Agreement and Mutual Release with a software publisher related to a dispute. Pursuant to the agreement, the Company received $112,500 from the customer to settle the dispute in August 2005.

      On August 8, 2005 the Company entered into notes payable agreements with two capital funds for a total of $223,600 in proceeds. Under the terms of the loans the Company also agreed to share 50% of the profit earned by the Company on a new product that is scheduled to release in late 2005 for a maximum of $300,000. The note is due on February 1, 2006 and bears no interest (other than the profit sharing arrangement). The Company has agreed to pay a consultant $5,000 and 200,000 restricted shares of its common stock in exchange for services provided relating to the notes payable agreement.

      In August 2005, the Company amended the conversion terms of all existing convertible notes payable ($1,750,000 as of June 30, 2005). The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company's Common Stock for the 30 trading days prior to a conversion date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Results of Operations

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

      Revenues for the quarter ended June 30, 2005 were $410,555, compared to $338,237 for the quarter ended June 30, 2004. This represents an increase of $73,318, or 21.4% comparing the two periods. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. License revenues for the quarters ended June 30, 2005 and June 30, 2004 were both $0 since we did not have any agreements to license product during those periods. The increase in revenue for the three months ended June 30, 2005 is primarily the result of $284,729 of sales recognized in the quarter due to the expiration of Deferred Revenue. We had agreements with our distributor to reduce future royalties on products in exchange for advances on future sales (Deferred Revenue). These agreements have expiration dates where if the sales are not recognized within a certain time frame, the distributor would lose the advances paid.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                         Quarter Ended
                                                  June 30, 2004   June 30, 2005

      Number of New Titles Released                      0                0
      Number of Titles Reordered                         6                2
      Average Price Per Title                         5.19             5.72
      Revenue From Internally Developed Titles     115,668           93,600
      Partially Complete Sales                           0                0
      Translated Sales                             222,569           32,226
      License Revenue                                    0                0
      Other Revenue                                      0          284,729

      Gross profit increased by $242,959, or 1,189%, to $263,391 for the three months ended June 30, 2005 compared to $20,432 for the three months ended June 30, 2004. The increase in gross profit is primarily due to the expiration of Deferred Revenue. We had agreements with our distributor to reduce future royalties on products in exchange for advances on future sales (Deferred Revenue). These agreements have expiration dates where if the sales are not recognized within a certain time frame, the distributor would lose the advances paid. Since these royalties were converted to Sales without the manufacturing of any goods, the gross profit is 100% of the sales amount.

      For the quarter ended June 30, 2005, selling, general and administrative expenses totaled $228,450. This was a decrease of $95,728, or 29.5% from selling, general and administrative expenses of $324,178 in the quarter ended June 30, 2004. We had no additional consulting fees since there were no fund raising transactions for the quarter which represented a reduction of $43,860 from $43,860 for the three months ended June 30, 2004. In addition, attorney fees related to the Bravado/Sega legal matters decreased $43,094 from $53,094 in

2004 to $10,000 in 2005. As we are nearing settlement in both of these legal matters, the amount of work put in by our attorneys has been greatly reduced. Payroll was reduced from $158,059 for the three months ended June 30, 2005 to $132,129 for the three months ended March 31, 2005 representing a reduction of $25,930. Outside service was reduced from $12,499 in the three months ended June 30, 2004 to $3,990 in the three months ended June 30, 2005, a reduction of $8,509 which was a result of the company's employees taking on more work internally as opposed to hiring temporary outside assistance. These were the only expenses to decrease substantially over the same period in 2004. Insurance costs were increased from $2,763 for the three months ended June 30, 2004 to $5,562 for the three months ended June 30, 2005 and Marketing costs increased from $3,522 for the three months ended June 30, 2004 to $15,200 for the three months ended June 30, 2005 a result of our efforts to prepare for the release of our upcoming Puzzle and Pool games for the PSP.

      Other income (expense) is income or expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the quarter ended June 30, 2005, we had total other expense of $161,551 compared to total other income of $2,437,847 for the quarter ended June 30, 2004. The $161,338 of other expense consisted of interest expense related to the company's fund raising during the first quarter 2005. Total other income for the quarter ended June 30, 2004 consisted of forgiven debt totaling $2,438,188, offset by $341 of interest expense. We received $2,438,188 in forgiveness of debt from SWING! Entertainment Media AG which was part of SWING! Media AG's bankruptcy proceedings in Germany.

      Our net loss was $126,611 for the quarter ended June 30, 2005 compared to net income of $2,134,101 for the quarter ended June 30, 2004. We operated at a profit in the quarter ended June 30, 2005 with the exception of the $161,337 in interest fees incurred relating to the our fund raising in first quarter of 2005. The principal reason for the net income of $2,134,101 in the quarter ended June 30, 2004 is the $2,438,188 from debt forgiveness discussed above.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

      Revenues for the six-month period ended June 30, 2005 were $562,363, compared to $760,589 for the six months ended June 30, 2004. This represents a decrease of $198,226, or 26.1%, comparing the two periods. The major components of revenues are product sales and license revenue. License revenues for the six-month periods ended June 30, 2005 and June 30, 2004 were both $0 since we did not have any agreements to license product during those periods. For the six month period ended June 30, 2005, we had product sales of $277,634 as compared to $760,589 for the six months ended June 30, 2004. The reason for the $482,955, or 63.5%, decrease in product sales was that we released two new products, Road Trip - Shifting Gears for Gameboy Advance and Road Trip - Arcade Edition for Game Cube, in the six month period ended June 30, 2004, while sales in the six months ended June 30, 2005 represented only reorders of previously released products. New product releases generally represent higher sales units and price per unit. In addition, we had $284,729 of sales recognized due to the expiration of Deferred Revenue for the six months ended June 30, 2005 as compared to $0 for the same period in 2004. We had agreements with our distributor to reduce future royalties on products in exchange for advances on future sales (Deferred Revenue). These agreements have expiration dates where if the sales are not recognized within a certain time frame, the distributor would lose the advances paid.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                        Six-Month Period Ended
                                                  June 30, 2004   June 30, 2005
      Number of New Titles Released                      2                0
      Number of Titles Reordered                         6                3
      Average Price Per Title                         7.23             5.90
      Revenue From Internally Developed Titles     115,668          210,881
      Partially Complete Sales                           0                0
      Translated Sales                             644,921           66,753
      License Revenue                                    0                0
      Other Revenue                                      0          284,729

      Gross profit increased by $135,723, or 52.3%, to $280,726 for the six months ended June 30, 2005 compared to $145,003 for the six months ended June 30, 2004. The increase in gross profit is primarily due to the expiration of Deferred Revenue. We had agreements with our distributor to reduce future royalties on products in exchange for advances on future sales (Deferred Revenue). These agreements have expiration dates where if the sales are not recognized within a certain time frame, the distributor would lose the advances paid. Since these royalties were converted to Sales without the manufacturing of any goods, the gross profit is 100% of the sales amount.

      For the six months ended June 30, 2005, selling, general and administrative expenses totaled $652,281. This was an increase of $11,591, or 1.8%, from selling, general and administrative expenses of $640,690 in the six months ended June 30, 2004. Consulting fees related to our February 2005 financing and attorney fees related to the Bravado/Sega legal matters as well as our fundraising during the first quarter 2005 increased professional fees by $76,296 from $141,954 in 2004 to $218,250 in 2005. Marketing increased $16,919 from $12,931 for the six months ended June 30, 2004 to $29,850 for the six months ended June 30, 2005. Marketing consists of fees paid for packaging, manual preparation and overall promotion of our upcoming Puzzle and Pool titles. These were the only expenses to increase substantially over the same period in 2004. Payroll was reduced from $324,293 for the six months ended June 30, 2004 to $264,531 for the six months ended June 30, 2005 representing a reduction of $59,762. Outside service was reduced from $41,569 for the six months ended June 30, 2004 to $7,740 for the six months ended June 30, 2005, a reduction of $33,829 which was a result of the company employees taking on more work internally as opposed to hiring temporary outside assistance.

      Other income (expense) is income or expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. In the six months ended June 30, 2005, we had total other expense of $689,753 compared to total other income of $2,451,786 for the six months ended June 30, 2004. Total other expense for the six months ended June 30, 2005 consisted of $510,000 of financing costs related to the beneficial conversion feature of the convertible debentures and warrants sold in our first quarter 2005 fundraising and $179,753 in interest expense related to the convertible debentures. Total other income for the six months ended June 30, 2004 consisted of forgiven debt totaling $2,438,188 (described above) and $50,000 in consulting revenue from Giant Mobile Corporation, offset by $36,402 of interest expense related to fundraising efforts over the previous six months. We received $2,438,188 in forgiveness of debt from SWING! Entertainment Media AG as part of its bankruptcy proceedings in Germany.

      Our net loss was $1,061,309 for the six months ended June 30, 2005 compared to net income of $1,956,099 for the quarter ended June 30, 2004. The principal reason for the net income of $1,956,099 in the six months ended June 30, 2004 is the $2,438,188 from debt forgiveness discussed above. The net loss for the six months ended June 30, 2005 consisted of gross profit of $280,726, less selling, general and administrative expenses of $652,495, Interest of $179,539 related the our fund raising and Financing Costs of $510,000 related to the beneficial conversion feature from our fundraising in the first quarter of 2005.

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

Research and Development

      We did not spend any money on research and development during the three and six month periods ended June 30, 2005 and 2004.

Contractual Obligations

      The following table summarizes our contractual obligations as of June 30, 2005:

                                                      Payments due by period
                                   --------------------------------------------------------------
                                                   Less than                        More
Contractual Obligations               Total         One Year      Years 1-2     than 2 years
-----------------------              --------      ---------     ------------   ------------
Notes Payable                        $1,960,128       $210,128      $1,750,000
Operating Lease Obligations             $42,830        $42,830               0
Capital Lease Obligations                $2,966         $2,966               0
License Fee Obligations                 $80,000        $80,000               0
Total                                $2,085,924       $335,924      $1,750,000

      In August and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. Although we expect these notes to be converted into shares of our common stock, the notes if called would be payable in 2006.

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

                            2005    $25,698
                            2006    $17,132

      We also lease equipment and a vehicle under non-cancelable capital lease agreements that expire through September 2005. Through the remainder of the lease term, our minimum lease payments are as follows:

                            2005     $2,966

      Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005.

                            2005     $80,000

      In February 2005, we completed the sale of convertible notes totaling $650,000. Although we expect these notes to be converted into shares of our common stock, the notes if called would be payable in 2006.

                            2007    $650,000

Liquidity and Capital Resources

      As of June 30, 3005 our cash balance was $8,325. At June 30, 2005, our current assets totaled $75,295 and we had a working capital deficiency of $1,675,520. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for the next twelve months.

      For the six months ended June 30, 2005, net cash used in operating activities was $428,877, compared to net cash used in operating activities of $260,166 for the six months ended June 30, 2004. The increase in cash used in operating activities by $168,711, or 64.8%, was primarily the result of a decrease in net income of $3,017,408, an increase in Discount on Convertible Notes Payable of $650,000, an increase in Services Paid with Common Stock of $24,000, an increase in accounts receivable by $153,573, a decrease in deferred compensation by $339,237, an increase in accounts payable and accrued expenses of $2,425,694, and a decrease in deferred revenue of $106,644..

      For the six months ended June 30, 2005, net cash used in investing activities was $318,121, compared to net cash used in investing activities of $117,494 for the six months ended June 30, 2004. The increase in cash used in investing activities of $200,627, or 170.8%, was due to the acquisition of Sony PSP tools, accounting for $15,695 in increased investing activities costs, and the following increases in products and licenses: Hustler World Championship Pool (PSP) increased investing activities costs by $235,000, GT Cube (PSP) increased investing activities costs by $40,000, Defenders (PS2) increased investing activities costs by $10,000, and JRF increased investing activities costs by $40,000 against the amortization of SEGA Ages of $24,346.

      For the six months ended June 30, 2005, net cash provided by financing activities totaled $643,500. This compares to cash provided by financing activities of $480,313 for the six months ended June 30, 2004. The increase in net cash provided by financing activities is the result of $650,000 gross proceeds from convertible notes payable in relation to the monies received from investors in February 2005 less payment for Capital Leases of $6,440.

      As of June 30, 2005, $9,489 of the cash proceeds from our August 31, 2004, October 6, 2004 and February 9, 2005 private placements (described below) remains in escrow. Before these funds will be disbursed to us, we must give assurances to the investors the funds will be used for fees, costs or other expenses in relation to publishing or distribution of our products.

      Our accounts receivable at June 30, 2005 was $66,971, compared to $167,261 at December 31, 2004. The change in accounts receivable is primarily due to the Company receiving payment for invoices covering the Christmas holiday season. Current receivables consist of invoices for reorders received late second quarter 2005.

      The current portion of long-term debt at June 30, 2005 was $2,966 compared to $9,406 as of December 31, 2004. We expect to pay off the entire $2,966 by year-end 2005. We plan to pay this with proceeds generated from normal operational cash flow.

      As of June 30, 2005, we owed payroll taxes to the IRS in the amount of $374,524. We are making periodic payments of this liability in cooperation with the IRS.

      At June 30, 2005 we had no bank debt.

Financing Needs

      We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost and hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. We anticipate that we will require up to approximately $500,000 in additional financing to expand our operations over the next twelve months. We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us. The inability to obtain additional financing will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans.

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

      We do not have any definitive arrangements to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated from operations and through funds received upon exercise of outstanding warrants. We believe the proceeds from exercise of our outstanding warrants will be sufficient to fund any need for additional capital. We currently have outstanding 35,000,000 Class A Warrants with exercise prices of $0.20 per share and 35,000,000 Class B Warrants with exercise prices of $0.05 per share. Exercise of all of these warrants would provide gross proceeds of $8,750,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if cash generated from operations is not sufficient and the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing to continue operations. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

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

Allowance For Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of June 30, 2005, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectable.

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

      Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $702,771 at June 30, 2005. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

      On July 22, 2003, we filed a lawsuit in the Superior Court of California, County of Los Angeles, against Bravado International Group, Inc. and Cousins Entertainment, Inc. seeking damages in an amount of not less than $5,000,000 in connection with the breach of a contract for the development and exploitation of a computer game. The complaint states causes of action based on fraud and deceit, conspiracy to defraud, breach of contract, and breach of the covenant of good faith and fair dealing. On December 24, 2003, we filed an amended complaint alleging the above claims and adding claims based on tortuous interference with contractual relations and tortuous interference with prospective economic advantage against Cousins Entertainment, Inc. The conspiracy to defraud and tortuous interference with prospective economic advantage claims were against Cousins Entertainment were dismissed. On September 16, 2003, Bravado International Group filed its answer with a cross-complaint alleging breach of contract against us and seeking damages of $50,000 plus interest, attorney's fees and costs. On April 9, 2004, Cousins Entertainment filed its answer with a cross-complaint alleging unauthorized use of name, image and likeness under California Civil Code section 3344 and common law misappropriation of the right of publicity against us and seeking damages in excess of $10,000,000, disgorgement of profits, proceeds or other consideration received by us, punitive damages, attorney's fees and costs. On July 6, 2005, we entered into a settlement agreement and mutual release with Bravado pursuant to which both parties, while not admitting any liability or admitting the validity of any claim, agreed to cause the dismissal of the action in its entirety without prejudice. On July 13, 2005,we entered into a settlement agreement and mutual release with Cousins pursuant to which both parties, while not admitting any liability or admitting the validity of any claim, agreed to cause the dismissal of the action in its entirety without prejudice. On July, 15, 2005 the lawsuits involving Bravado and Cousins were dismissed.

      On September 28, 2004 we received a cease and desist email notification from SEGA US who is apparently the new publisher of game titles under our July 7, 2003 software licensing agreement with Constant Entertainment LLP - SEGA
Limited. The agreement with Constant Entertainment LLP provides for multiple titles to be released individually. With the full knowledge and instructions of SEGA, we presented a project to release titles as a 10-in-1 package. Constant Entertainment received a termination letter from 3D AGES/SEGA for the US publishing rights to the titles under our agreement due to the proposal to release titles as a 10-in-1 package, rather than individually. We believe the actions of SEGA/3D AGES are not valid and in fact our agreement with Constant may be have been infringed by a third party (SEGA US). On June 28, 2005, we entered into a settlement agreement and mutual release with Sega Corporation (successor-in-interest to 3D Ages), Sega of America and Constant Entertainment, pursuant to which we received $112,500 in August 2005.

      We withhold 10% of all foreign sales intended to be remitted to the Internal Revenue Service. As of December 31, 2004 and 2003 we withheld $136,080 and $117,400, respectively. As of June 30, 2005, we had not remitted any of the 2001 through 2004 withholdings to the IRS which is most likely subject to penalties and interest. To date, we have not been audited or invoiced by the Internal Revenue Service. There are currently no arrangements in place for payment of these withholdings. The amount due at June 30, 2005 is included in accounts payable and accrued expenses in the accompanying unaudited balance sheet.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Not applicable.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6.     Exhibits.

Exhibit Number    Description
--------------------------------------------------------------------------------
31.1              Certification  by Chief  Executive  Officer,  required by Rule
                  13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                  ONSPIRACY ENTERTAINMENT HOLDINGS, INC.


      Dated: August 22, 2005           By:  /s/ Sirus Ahmadi
                                           -------------------------------------
                                           Sirus Ahmadi
                                           President and Chief Executive Officer


      Dated: August 22, 2005           By:  /s/ Keith Tanaka
                                           -------------------------------------
                                           Keith Tanaka
                                           Chief Financial Officer and
                                           Principal Accounting Officer