Form 10QSB
period 2005-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2005-11-21
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2005, the issuer had 37,785,509 outstanding shares of Common Stock, $.001 par value per share.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................   1
           Unaudited Consolidated Balance Sheets, September 30, 2005 and
             December 31, 2004..............................................   1
           Unaudited Consolidated Statements of Operations for the three
             and nine months ended September 30, 2005 and 2004..............   3
           Unaudited Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2005 and 2004..................   4
           Notes to the Unaudited Consolidated Financial Statements.........   6
Item 2. Management's Discussion and Analysis or Plan of Operation...........  15
Item 3. Controls and Procedures.............................................  22

                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........  23
Item 3. Defaults Upon Senior Securities.....................................  23
Item 4. Submission of Matters to a Vote of Security Holders.................  24
Item 5. Other Information...................................................  24
Item 6. Exhibits............................................................  24

SIGNATURES..................................................................  25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                             Consolidated Balance Sheets
                              (See Accountants' Report)

                                       ASSETS

                                                       September 30,    December 31,
                                                           2005             2004
                                                       -------------    ------------
                                                        (Unaudited)
Current Assets:
   Cash                                                $       7,361    $    165,762
   Accounts Receivable, net of allowance
      for doubtful accounts of zero in 2004 and 2005          82,091         167,262
                                                       -------------    ------------

      Total Current Assets                                    89,452         333,024
                                                       -------------    ------------

   Property and Equipment, Net                                19,366          25,951
                                                       -------------    ------------

Other Assets:
   Capitalized Development Costs and Licenses, Net           768,771         400,346
   Deposits                                                    8,025           8,025
                                                       -------------    ------------

      Total Other Assets                                     776,796         408,371
                                                       -------------    ------------

      Total Assets                                     $     885,614    $    767,346
                                                       -------------    ------------

                                   (Continued)

                       CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                             Consolidated Balance Sheets

                                                       September 30,    December 31,
                                                            2005            2004
                                                       -------------    ------------
                                                        (Unaudited)
Current Liabilities:
  Accounts Payable                                     $     291,680    $    812,762
  Accounts Payable - Related Party                             3,501           3,501
  Accrued Expenses                                           204,527          18,739
  Payroll Taxes Payable                                      414,958         312,376
  Deferred Compensation                                      287,736         236,136
  Deferred Revenue                                           105,468         365,197
  Lease Obligations - Current                                  2,966           9,406
  Notes Payable                                              433,728         210,128
                                                       -------------    ------------
    Total Current Liabilities                              1,744,564       1,968,244

Long-Term Liabilities:
  Convertible Notes Payable, net of discount
    of $1,104,000 in 2005 and $140,000 in 2004               621,000       1,100,000
                                                       -------------    ------------
    Total Long-Term Liabilities                              621,000       1,100,000
                                                       -------------    ------------
    Total Liabilities                                      2,365,564       3,068,244
                                                       -------------    ------------

Stockholders' Equity:
  Common Stock, 100,000,000 Shares Authorized,
    $.001 Par Value, 37,785,509 Shares
    Issued and Outstanding                                    37,986          37,486
  Additional Paid in Capital                               7,220,139       5,393,639
  Other Comprehensive Income                                 (44,890)        (44,890)
  Minority Interest                                          (29,400)        (29,400)
  Accumulated Deficit                                     (8,663,785)     (7,657,733)
                                                       -------------    ------------
Total Stockholders' Equity                                (1,479,950)     (2,300,898)
                                                       -------------    ------------
 Total Liabilities and Stockholders' Equity                  885,614    $    767,346
                                                       =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                  FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  --------------------------    --------------------------
                                                      2005           2004           2005           2004
                                                  -----------    -----------    -----------    -----------
Revenues                                              110,850         27,472        673,213        788,061

Cost of Sales                                          85,722         20,546        367,359        636,132
                                                  -----------    -----------    -----------    -----------

Gross Profit (Loss)                                    25,128          6,926        305,854        151,929
                                                  -----------    -----------    -----------    -----------

Operating Expenses:
  Depreciation Expense                                  7,150          7,369         22,281         23,630
  Professional Fees                                   119,491        419,181        337,741        561,135
  Salaries & Wages                                    132,129        144,441        396,660        468,734
  General & Administrative                            123,386        102,070        277,756        260,252
                                                  -----------    -----------    -----------    -----------
    Total Operating Expenses                          382,156        673,061      1,034,438      1,313,751
                                                  -----------    -----------    -----------    -----------
Net Operating Income (Loss)                          (357,028)      (666,135)      (728,584)    (1,161,822)
                                                  -----------    -----------    -----------    -----------
Other Income(Expense)
      Interest Expense                                (21,562)          (731)      (201,315)       (37,133)
      Forgiveness of Debt                             476,847             --        476,847      2,438,188
      Financing Costs                                 (43,000)            --       (553,000)            --
      Miscellaneous Income                                 --             --             --         50,000
                                                  -----------    -----------    -----------    -----------
    Total Other Income(Expense)                       412,285           (731)      (277,468)     2,451,055
                                                  -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes                      55,257       (666,866)    (1,006,052)     1,289,233

Income Tax Expense                                         --             --             --             --
                                                  -----------    -----------    -----------    -----------
Net Income (Loss)                                      55,257       (666,866)    (1,006,052)     1,289,233
                                                  ===========    ===========    ===========    ===========
Net Income (Loss) Per Share - Basic and Diluted   $     (0.00)   $     (0.02)   $     (0.03)   $      0.04
                                                  ===========    ===========    ===========    ===========
Weighted Average Shares Outstanding:
  Basic and Diluted                                37,885,509     35,600,814     37,702,308     33,130,851
                                                  ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                      CONSPIRACY ENTERTAINMENT CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
Cash Flows from Operating Activities:
  Net Income(Loss)                                   $(1,006,052)   $ 1,289,233
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operations:
     Depreciation & Amortization                          22,281         23,630
     Discount on Convertible Notes Payable               693,000             --
     Stock Issued for Payment of Accounts Receivable          --        259,300
     Forgiveness of Deferred Compensation                     --        450,000
     Forgiveness of Debt                                (476,847)    (2,438,188)
     Services Paid with Common Stock                      30,000        155,298
  Change in Operating Assets and Liabilities:
     Accounts Receivable                                  85,171        (60,237)
     Prepaid Expenses                                         --         11,559
     Accounts Payable and Accrued Expenses               244,136       (272,839)
     Deferred Revenue                                   (259,729)        99,580
     Deferred Compensation                                51,600       (249,756)
                                                     -----------    -----------
  Net Cash Used in Operating Activities                 (616,440)      (732,420)

Cash Flows from Investing Activities:
  Payments for Development Costs and Licenses           (368,425)      (149,507)
  Purchases of Property and Equipment                    (15,696)            --
                                                     -----------    -----------
  Net Cash Used in Investing Activities                 (384,121)      (149,507)

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                            223,600        139,019
  Proceeds from Convertible Notes Payable                650,000      1,075,000
  Proceeds from Exercise of Stock Warrant                     --        245,000
  Proceeds from Issuance of Common Stock                      --        278,800
  Payments for Capital Leases                             (6,440)        (8,528)
  Payments on Convertible Notes Payable                  (25,000)            --
  Principal Payments on Notes Payable                         --       (279,500)
                                                     -----------    -----------
  Net Cash Provided by Financing Activities              842,160      1,449,791
                                                     -----------    -----------
Increase (Decrease) in Cash                             (158,401)       567,864
 Cash and Cash Equivalents at Beginning of Period        165,762         44,329
                                                     -----------    -----------
 Cash and Cash Equivalents at End of Period                7,361        612,193
                                                     ===========    ===========

                                   (Continued)

                      CONSPIRACY ENTERTAINMENT CORPORATION
                      Consolidated Statements of Cash Flows

                                   (Unaudited)


Cash Paid For:
  Interest                                           $        --    $        --
                                                     ===========    ===========
  Income Taxes                                       $        --    $        --
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW DATA
NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2004, the Company issued 300,000 shares for consulting services valued at $24,000.

        The accompanying notes are an integral part of these consolidated financial statements.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

NOTE 1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto for Conspiracy Entertainment Holdings, Inc. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the year ending December 31, 2005.

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

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

      Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At September 30, 2005, the majority of the titles related to capitalized development costs and licenses have not been released. As such, approximately $24,000 of amortization expense has been included in cost of sales for the nine months ended September 30, 2005.

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

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

      At September 30, 2005, the majority of the titles related to capitalized development costs and licenses have not been released. As such, approximately $24,000 of amortization expense has been included in cost of sales for the nine months ended September 30, 2005.

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

      Depreciation charged to operations was $22,281 and $23,630 for September 30, 2005 and 2004, respectively.

      In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At September 30, 2005 and 2004, no impairments were recognized.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

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

            iv.   Collectibility is reasonably assured

      Until all of the conditions of the sale have been met, amounts received on such distribution contracts are recorded as deferred income. Although the Company regularly enters into the assignment of accounts receivable to vendors, the Company presents revenues on gross basis per Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," since the Company:

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

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

      j.    Earnings (Loss) Per Share of Common Stock

      The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for September 30, 2005 and 2004 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                                                       FOR THE PERIODS ENDED
                                                             SEPTEMBER 30,
      Basic and Diluted                              --------------------------
      Earnings per share:                                2005           2004
                                                     -----------    -----------
      Income (Loss) (numerator)                      $  (935,490)   $ 1,289,233
      Shares (denominator)                            37,686,608     33,130,851
                                                     -----------    -----------
      Per Share Amount                               $     (0.02)   $      0.04
                                                     ===========    ===========

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

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

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the period ended September 30, 2005, the Company incurred a net loss of $1006052. In addition, the Company had an accumulated deficit of $8,663,785 as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

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

      In August 2005, the Company amended the conversion terms of all existing convertible notes payable ($1,750,000 as of September 30, 2005). The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company's Common Stock for the 30 trading days prior to a conversion date (effectively $0.021 per share) an additional discount against the note of $1,147,000 based upon the value of the conversion option less the value of the old option on date of amendment. The Company accreted $43,000 of the discount at September 30, 2005, resulting in a remaining discount of $1,144,000. If the note was converted the Company would have to issue 83,333,333 shares effectively changing control of the Company.

      The $650,000 in proceeds has been recorded as paid in capital based on the intrinsic and relative fair values of $195,000, $130,000 and $325,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and $650,000 has accreted through September 30, 2005.

      The intrinsic value of the beneficial conversion feature is $0.03 as the fair market value of common stock was $0.08 on the date of the agreement. The relative fair values of the warrants were estimated using the Black Scholes pricing model with volatility of 80.86%, risk free interest rate of 2.1%, expected yield of 0% and estimated lives of two years.

      During the nine months ended September 30, 2005, the Company incurred professional fees to advisory firms for agent services related to the placement of the Convertible Note Payable. The professional fees totaled $100,500 and were paid by issuing 300,000 shares of the Company's common stock valued at $24,000 and $76,500 in cash.

NOTE 4  -  NOTES PAYABLE

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2005

NOTE 5 -  SETTLEMENT AGREEMENTS

      On June 28, 2005, the Company entered into a Settlement Agreement and Mutual Release with a software publisher related to a dispute. Pursuant to the agreement, the Company received $112,500 from the customer to settle the dispute in August 2005.

      During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute. Pursuant to the agreement, the Company received an advance of $125,000 and may receive three additional advance of $125,000 from the company for conspiracy to develop a cellular fan club for certain artist of the merchandising service company. The advance was recorded as a customer deposit in the accompanying financial statements at September 30, 2005.


NOTE 6 -  FORGIVENESS OF DEBT

      During the quarter ended September 30, 2005, a creditor of the Company forgave outstanding balance due in the amount of $476,847.

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

RESULTS OF OPERATIONS

QUARTER ENDED  SEPTEMBER  30, 2005  COMPARED TO THE QUARTER ENDED  SEPTEMBER 30,
2004

      Revenues for the quarter ended September 30, 2005 were $110,850, compared to $27,472 for the quarter ended September 30, 2004. This represents an increase of $83,878, or 303.5% comparing the two periods. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. License revenues for the quarters ended September 30, 2005 and September 30, 2004 were both $0 since we did not have any agreements to license product during those periods. The increase in revenue for the three months ended September 30, 2005 is solely the result of $110,850 of sales of titles reordered in the quarter.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                          QUARTER ENDED
                                                   --------------------------
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       2004          2005
                                                   -----------    -----------
      Number of New Titles Released                          0              0
      Number of Titles Reordered                             2              3
      Average Price Per Title                      $      2.75    $      5.52
      Revenue From Internally Developed Titles     $         0    $    78,624
      Partially Complete Sales                     $         0    $         0
      Translated Sales                             $    27,472    $    32,226
      License Revenue                              $         0    $         0

      Gross profit increased by $18,202, or 317.2%, to $25,128 for the three months ended September 30, 2005 compared to $6,926 for the three months ended September 30, 2004. The increase in gross profit is primarily due to the increase in reorders.

      For  the  quarter  ended   September  30,  2005,   selling,   general  and
administrative expenses totaled $382,156. This was a decrease of $290,999, or 43.2%, from selling, general and administrative expenses of $673,155 in the quarter ended September 30, 2004. We had no consulting expenses during the quarter ended September 30, 2005, whereas we incurred $290,697 of consulting expenses during the quarter ended September 30, 2004 related to fund raising activities during that quarter. Entertainment expenses, which consist of expenses incurred in connection with meetings and/or outings with existing and potential distributors, developers, licensors and investors, were reduced from $23,008 for the three months ended September 30, 2004 to $12,744 for the three months ended September 30, 2005 representing a reduction of $10,264. Expenses related to outside services was $2,892 in the three months ended September 30, 2004 compared to $0 in the three months ended September 30, 2005, which was a result of the our employees taking on more work internally as opposed to hiring temporary outside assistance. Payroll expenses were reduced from $144,441 for the three months ended September 30, 2004 to $132,129 for the three months ended September 30, 2004, which represented a reduction of $12,312. Telephone, fax, and e-mail expenses were reduced from $9,885 for the three months ended September 30, 2004 to $3,144 for the three months ended September 30, 2005, which represented a reduction of $6,741. These were the only expenses to decrease substantially over the same period in 2004. Office expenses increased from $11,777 for the three months ended September 30, 2004 to $20,551 for the three months ended September 30, 2005. Marketing expenses increased from $4,248 for the three months ended September 30, 2004 to $31,863 for the three months ended September 30, 2005, representing an increase of $27,615 which was a result of our efforts to prepare for the release of our upcoming Puzzle and Pool games and UMD movies for the PSP.

      Other income (expense) is income or expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of our normal operation. For the quarter ended September 30, 2005, we had total other income of $412,285 compared to total other expense of $2,883,497 for the quarter ended September 30, 2004. For the three months ending September 30, 2005, other income consisted of $476,847 we received in forgiveness of debt from Acumen Partners for services provided by them in establishing our European operation. In addition, during the three months ended September 30, 2005 we incurred other expenses of $43,000 in financing costs related to our loan received in August 2005, and $21,562 in interest expenses. This compares to $2,882,766 in financing expenses incurred during the three months ended September 30, 2004 as well as interest expense of $731.20 incurred during that period.

      We generated net income of $55,257 for the quarter ended September 30, 2005 compared to a net loss of $666,866 for the quarter ended September 30, 2004. The principal reason we operated at a profit in the quarter ended September 30, 2005 is the $476,847 from debt forgiveness discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

      Revenues for the nine-month period ended September 30, 2005 were $673,213, compared to $788,061 for the nine months ended September 30, 2004. This represents a decrease of $114,848, or 14.6%, comparing the two periods. For the nine month period ended September 30, 2005, we had product sales of $388,484 as compared to $788,061 for the nine months ended September 30, 2004. The reason for the $399,577, or 50.7%, decrease in product sales was that we released two new products, Road Trip - Shifting Gears for Gameboy Advance and Road Trip - Arcade Edition for Game Cube, in the nine month period ended September 30, 2004, while sales in the nine months ended June 30, 2005 represented only reorders of previously released products. New product releases generally represent higher sales units and price per unit. In addition, we had $284,729 of sales recognized due to the expiration of deferred revenue for the nine months ended June 30, 2005 as compared to $0 for the same period in 2004. We had agreements with our distributor to reduce future royalties on products in exchange for advances on future sales, which represents the deferred revenue. These agreements have expiration dates where if the sales are not recognized within a certain time frame, the distributor would lose the advances paid.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                     NINE-MONTH PERIOD ENDED
                                                   --------------------------
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       2004          2005
                                                   -----------    -----------
      Number of New Titles Released                          2              0
      Number of Titles Reordered                             7              3
      Average Price Per Title                      $      4.37    $      5.79
      Revenue From Internally Developed Titles     $   115,668    $   289,505
      Partially Complete Sales                     $         0    $         0
      Translated Sales                             $   572,393    $    98,979
      License Revenue                              $         0    $         0
      Other Revenue                                $         0    $   284,729

      Gross profit increased by $153,925, or 101.3%, to $305,854 for the nine months ended September 30, 2005 compared to $151,928 for the nine months ended September 30, 2004. The increase in gross profit is primarily due to the expiration of deferred revenue discussed above. Since this revenue was converted to sales without the manufacturing of any goods, the gross profit is 100% of the sales amount.

      For the nine months ended September 30, 2005, selling, general and administrative expenses totaled $1,034,438. This was a decrease of $279,313, or 21.3%, from selling, general and administrative expenses of $1,313,751 in the nine months ended September 30, 2004. Entertainment expenses were reduced from $29,329 for the nine months ended September 30, 2004 to $18,189 for the nine months ended September 30, 2005, a reduction of $11,171 or 38%, a result of our efforts to reduce our operating costs. In addition, we reduced our payroll expenses from $468,734 for the nine months ended September 30, 2004 to $396,660 for the nine months ended September 30, 2005 representing a reduction of $72,074, or 15.4%, another result of our efforts to reduce operating expenses. Expenses relating to outside services was reduced from $44,460 for the nine months ended September 30, 2004 to $7,740 for the nine months ended September 30, 2005, a reduction of $36,720 or 82.6%, which was a result of our employees taking on more work internally as opposed to hiring temporary outside assistance. Professional fees for attorneys was reduced from $208,279 for the nine months ended September 30, 2004 to $190,429 for the nine months ended September 30, 2005, a reduction of $17,850 or 8.8% due the resolution of legal proceedings with SEGA, Bravado and Cousins. Professional fees for consultants also were reduced from $336,057 for the nine months ended September 30, 2004 to $94,200 for the nine months ended September 30, 2005, a reduction of $241,857 or 72%. This was primarily due to the fact that we required less funding in 2005 than 2004. Telephone, fax and e-mail expenses were reduced $4,617 from $17,631 for the nine months ended September 30, 2004 to $13,014 for the nine months ended September 30, 2005. These reduced expenses were partially offset by the increased expenses described below. Automobile expenses increased from $17,899 for the nine months ended September 30, 2004 to $23,545 over the same period in 2005 due to an increase in gasoline and maintenance fees of our corporate vehicles. Marketing expense increased $44,534 or 259.2% from $17,179 for the nine months ending September 30, 2004 to $61,713 for the nine months ended September 30, 2005. This was a result of additional packaging, advertising and sales material required to support our upcoming releases of PSP titles and UMD movie titles. Professional fees for accountants increased from $16,799 for the nine months ended September 30, 2004 to $53,112 for the nine months ended September 30, 2005, a difference of $36,313 or 217%, due to the increased fees attributable to compliance with the Sarbanes-Oxley Act of 2002 as well as additional costs relating to our pending registration statement with the Securities and Exchange Commission. Travel expenses increased from $24,159 for the nine months ended September 30, 2004 to $34,829 for the nine months ended September 30, 2005, an increase of $10,670 or 44%, as a result of participation in meetings overseas to facilitate a resolution in our litigation matters with Bravado, whose parent company Sanctuary Group is located in England. These were the only expenses to increase substantially over the same period in 2004.

      Other income (expense) is income or expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. In the nine months ended September 30, 2005, we had total other expense of $277,255 compared to total other expense of $431,710 for the nine months ended September 30, 2004. Total other expense for the nine months ended September 30, 2005 consisted of $553,000 of financing costs related to the beneficial conversion feature of the convertible debentures and warrants sold in our first quarter 2005 fundraising, $201,101 in interest expense related to outstanding convertible debentures, offset by forgiveness of debt received in the amount of $476,847 from Acumen Partners. Total other expense for the nine months ended September 30, 2004 consisted of forgiven debt totaling $2,438,188 received from SWING! Media AG, $50,000 in consulting revenue from Giant Mobile Corporation, offset by $2,882,766 in Financing Costs, and $37,133 of interest expense related to fundraising efforts over the nine months ended September 30, 2004. We received $2,438,188 in forgiveness of debt from SWING! Entertainment Media AG as part of its bankruptcy proceedings in Germany.

      We incurred a net loss totaling $1,006,052 for the nine months ended September 30, 2005 compared to net loss of $1,593,628 for the nine months ended September 30, 2004. The principal reasons for the reduction in net loss of $587,575 in the nine months ended September 30, 2005 are because we generated additional gross profit of $153,925, incurred less expense of $279,194 and generated $164,387 in additional other income for the nine month period ended September 30, 2005 over the same period in 2004.

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

RESEARCH AND DEVELOPMENT

      We did not spend any money on research and development during the three and nine month periods ended September 30, 2005 and 2004.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations as of June 30, 2005:

                                                            Payments due by period
                                       ----------------------------------------------------------------
                                                           Less than                           More
Contractual Obligations                  Total              One Year         Years 1-2     than 2 years
----------------------------------     ----------          -----------      -----------    ------------
Notes Payable                          $1,960,128             $210,128      $1,750,000
Operating Lease Obligations               $29,981              $29,981               0
License Fee Obligations                   $80,000              $80,000               0
Total                                  $2,085,924             $335,924      $1,750,000

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

      We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

                                2005      $12,849
                                2006      $17,132

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

                                2006      $650,000

      On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and are due February 1, 2006. Under the terms of the loans, we agreed to share 50% of the profit earned from the development, production and commercialization of the videogame originally released under the name `Kollon' in Japan by Cyberfront Corporation on the Sony PSP platform.

                                2006      $ 223,600

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 3005 our cash balance was $7,361 and our current assets totaled $89,452. At September 30, 2005, we had a working capital deficiency of $1,655,112. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for the next twelve months. It is our plan to release our puzzle game in 4th quarter 2005 along with as many as 4 UMD movies. The profits generated from these title releases should be able to pay for many of the outstanding liabilities of the company. In addition the company is continually negotiating with its creditors to reduce and or forgive their balances and or establish re-payment plans which will enable the company to maximize its cash flow. While we have been able to favorably negotiate with some of our creditors in the past, negotiations to reduce and or forgive our outstanding debt obligations may not be successful in the future. If such negotiations are not successful and if future revenue is not sufficient to pay our liabilities, we will have to seek additional debt and or equity financing. We currently have no plans to obtain any such financing and we cannot guarantee that any additional debt or equity financing will be available in sufficient amounts or on acceptable terms when needed.

      For the nine months ended September 30, 2005, net cash used in operating activities was $616,440 compared to net cash used in operating activities of $732,420 for the nine months ended September 30, 2004. The decrease in cash used in operating activities can be attributed to our efforts to cut back on office expenditures, defer compensation to executives, maintain receivables to a minimum, utilize our credit with others to reserve cash and collect advances when possible. We believe that by releasing future games and movies over the next twelve months we will be able to operate in a cash positive manner in the future, with less reliance on funding from investors.

      For the nine months ended September 30, 2005, net cash used in investing activities was $384,121, compared to net cash used in investing activities of $149,507 for the nine months ended September 30, 2004. The increase in cash used in investing activities of $234,614, or 256.9% for the nine months ending September 30, 2005, was due to the fact that we made considerable investments of $368,425 into projects to be released in the near future which represents a $218,918 increase over the nine months ended September 30, 2004, and acquired Sony PSP tools needed for the development of our upcoming PSP release, accounting for $15,696 in increased investing activities costs which represents a $15,696 increase over the nine months ending September 30, 2004. To date we have invested the following amounts for products and licenses: Destroying America (UMD) by $10,000, The End (UMD) by $10,000, Ultimate Block Party (PSP) by $112,500, Hustler Pool (PSP) by $286,000, JRF (PSP) by $30,000, Defenders
(PS2) by $10,000, GT Cube (PSP) by $45,000, and decreased SEGA Ages (PS2) by $136,846. We anticipate releasing a majority of these projects within the next twelve months.

      For the nine months ended September 30, 2005 net cash provided by financing activities totaled $842,160 compared to net cash provided by financing activities of $1,449,791 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we received $223,600 gross proceeds from notes payable sold in August 2005, and $650,000 in gross proceeds from convertible notes payable sold in February 2005, less payment for capital leases of $6,440 and payments of $25,000 on convertible notes. During the nine months ended September 30, 2004, we received $139,019 of proceeds from the sale of notes payable, $1,075,000 of proceeds from the sale of convertible notes payable, $245,000 of proceeds from the exercise of warrants, $278,800 of proceeds from the issuance of common stock, offset by $8,528 of payments on capital leases and $279,500 of principal payments on notes payable.

      As of September 30, 2005, $4,489 of the cash proceeds from our August 31, 2004, October 6, 2004 and February 9, 2005 private placements (described below) remains in escrow. Before these funds will be disbursed to us, we must give assurances to the investors the funds will be used for fees, costs or other expenses in relation to publishing or distribution of our products.

      Our accounts receivable at September 30, 2005 was $82,091, compared to $167,261 at December 31, 2004. The change in accounts receivable is primarily due to receiving payment for invoices covering the Christmas holiday season. Current receivables consist of invoices for reorders received late third quarter 2005.

      The current portion of long-term debt at September 30, 2005 was $2,966 compared to $9,406 as of December 31, 2004. We expect to pay off the entire $2,966 by year-end 2005. We plan to pay this with proceeds generated from normal operational cash flow.

      As of September 30, 2005, we owed payroll and other taxes to the IRS in the amount of $414,958. We are making periodic payments of this liability in cooperation with the IRS.

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

      Below is a summary of our financing activities during the nine months ended September 30, 2005.

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

      On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and are due February 1, 2006. Under the terms of the loans, we agreed to share 50% of the profit earned from the development, production and commercialization of the videogame originally released under the name `Kollon' in Japan by Cyberfront Corporation on the Sony PSP platform.

      In connection with the August 5, 2005 and August 8, 2005 loans, we entered into an agreement amending the terms of the August 31, 2004, October 6, 2004 and February 9, 2005 5% Secured Convertible Debentures and related agreements. The $223,600 principal amount notes payable were added to the Security Interest Agreements executed in connection with the sale of 5% Secured Convertible
Debentures. In addition, the conversion price of the 5% Secured Convertible Debentures was amended to be the lesser of $0.05 or 70% of the average of the five lowest closing bid prices for our common stock for the 30 trading days prior to a conversion date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER                               DESCRIPTION
-------       ------------------------------------------------------------------

4.1 Form of promissory note due February 1, 2006 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 22, 2005).

4.2 Amendment, Modification and Consent to Transaction Documents dated August 8, 2005 among Conspiracy Entertainment Holdings, Inc. and the Lenders under certain Securities Purchase Agreements dated as of August 31, 2004 and January 31, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 22, 2005).

31.1          Certification  by  Chief  Executive  Officer,   required  by  Rule
              13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2          Certification  by  Chief  Financial  Officer,   required  by  Rule
              13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1          Certification  by  Chief  Executive  Officer,   required  by  Rule
              13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSPIRACY ENTERTAINMENT HOLDINGS, INC.


Dated:   November 21, 2005              By: /s/ Sirus Ahmadi
                                           -------------------------------------
                                           Sirus Ahmadi
                                           President and Chief Executive Officer


Dated:   November 21, 2005              By: /s/ Keith Tanaka
                                           -------------------------------------
                                           Keith Tanaka
                                           Chief Financial Officer and
                                           Principal Accounting Officer