Form 10KSB
period 2005-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2006-05-18
CIK 1136424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

            COMMISSION FILE NUMBER ________________________________

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)


              UTAH                                       87-0386790
              ----                                       ----------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      State issuer's revenues for its most recent fiscal year: $1,397,891.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of May 5, 2006, was $417,021.76.

      As of May 5, 2006, the issuer had 37,785,509 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.       Description of Business.........................................1
Item 2.       Description of Property.........................................8
Item 3.       Legal Proceedings...............................................8
Item 4.       Submission of Matters to a Vote of Security Holders.............9

                                     PART II
Item 5.       Market for Common Equity and Related Stockholder Matters........9
Item 6.       Management's Discussion and Analysis or Plan of Operation......11
Item 7.       Financial Statements...........................................18
Item 8.       Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................18
Item 8A.      Controls and Procedures........................................19
Item 8B.      Other Information..............................................19

                                    PART III
Item 9.       Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the
               Exchange Act..................................................19
Item 10.      Executive Compensation.........................................20
Item 11.      Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters................21
Item 12.      Certain Relationship and Related Transactions..................22
Item 13.      Exhibits.......................................................22
Item 14.      Principal Accountant Fees and Services.........................24

SIGNATURES...................................................................25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      We develop, publish and market interactive entertainment software. We currently publish titles for many popular interactive entertainment hardware platforms, such as Sony's PlayStation, Nintendo 64 and Nintendo's Game Boy Color and Game Boy Advance as well as the next generation hardware platforms such as Sony's PlayStation 2, Sony's PSP, Nintendo GameCube, Nintendo's DS, Microsoft's Xbox, and also for the PC. On June 21, 2005, we entered into an agreement with Bravado International to establish cellular celebrity fan clubs for launch in 2006. In late 2005, we also have decided to publish movies for the Sony PSP on the UMD format. We believe that by diversifying and adding mobile content and publishing UMD movies, we will be even better prepared to succeed and less reliant on publishing only video games.

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

      In December 2004, we entered into a license agreement with Nintendo of America Inc. to develop, have manufactured, advertise, market and sell video game software for play on the Nintendo DS system in countries within the Western hemisphere and their respective territories and possessions. The term of the agreement is for three years. Upon completion of a game, we deliver a prototype to Nintendo of America where it is tested and, if approved, we place purchase orders for the game from Nintendo of America for distribution to end consumers. The purchase price and minimum order quantities for the licensed products are set forth in Nintendo of America's then current price schedule which is in effect from time to time. Unless otherwise specifically provided for, the purchase price includes the cost of manufacturing a single game disc, together with a royalty for the use of the intellectual property rights. The royalty generally ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product.

      In February 2005, we entered into a licensed publisher agreement with Sony Computer Entertainment America, Inc. Under the agreement, Sony Computer Entertainment granted us a non-exclusive license to publish, have manufactured, market, distribute and sell software for Sony's handheld PSP, in the United States, Canada and Mexico. Unless earlier terminated, the license is effective for four years. Sony Computer Entertainment manufactures the software that we develop under the agreement. We are required to pay Sony Computer Entertainment a royalty fee for each unit of the licensed products that is manufactured. The royalty fee ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product. If there is no satisfactory evidence to support the wholesale price, the royalty rate is $7 per unit.

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

      On July 7, 2003, we entered into two software licensing agreements with Constant Entertainment LLP - SEGA Limited to manufacture, market and otherwise exploit (including via online sales) various games for the Sony PlayStation 2 platform. One agreement covers the territories of North America, Canada, Mexico, and South America. The other agreement covers the territories of Europe. The term of each agreement is for 48 months after release of the products. Each agreement requires us to make royalty advances to Constant Entertainment in the amount of $60,000 per each title, or a total of $840,000 for 14 titles covered by the agreement. The schedule for royalty advances is as follows: (a) 30%, or $252,000 upon signing each agreement; (b) 30% upon concept approval for each product by Sony Computer Entertainment of America; and (c) 40% upon concept approval for each product by Sony Computer Entertainment of America for commercial production. To date, only the $252,000 advance royalty payment for the European territories has been paid. The royalty advances are credited against royalties which are payable under each agreement of $1.15 per each unit sold by us. This agreement calls for multiple titles to be release individually. With the full knowledge and instructions of SEGA, we presented this project first as a 4-in-1 package and ultimately as a 10-in-1 package which was approved by Sony on April 16, 2004. Recently, Constant Entertainment received a termination letter from 3D AGES/SEGA for the US Publishing rights to the titles under our agreement because the project was presented as a 10-in-1 package. On September 28, 2004 we received a cease and desist email notification from SEGA US who is apparently the new publisher of these game titles. We believe the actions of SEGA/3D AGES are not valid and in fact our agreement with Constant may be have been infringed by a third party (SEGA US). In December 2005 we entered into a confidential settlement agreement with Constant and will no longer pursue this license.

      On March 7, 2005, we entered into an agreement with Cyberfront Corporation for the North Amnerican publishing rights to "Kollon" PSP which has been renamed "Ultimate Block Party-PSP". This agreement calls for an advance of $225,000 to be paid within 5 days of SCEA concept approval ($112,500) and within 5 days of SCEA manufacturing approval ($112,500). The royalty shall be between $4.50 and $2.25 depending on the Suggested Retail Price. This 2 year agreements can be extended by mutual written agreement prior to the end of the term.

      On July 10, 2005, we entered into an agreement with Blitz Distribution, Inc. to publish two DVD titles on the UMD movie format. The titles include The End-Special Edition and Destroying America. The three year agreement is for territory of North America including Mexico and Canada.

      On September 6, 2005, we entered into an agreement with High Speed Productions/Thrasher to publish these DVD titles on the UMD movie format. These titles include King of the Road 2003/2004 (Best Of), Skater of the Year, and King of the Road 2005. The three year agreement with option to renew is a worldwide agreement and will allow us to release the product in Europe and Asia as well as North America.

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

      ENTER INTERNATIONAL MARKETS. In early 2004 we founded Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation, and we own 51% of this entity. The other 49% of Conspiracy Entertainment Europe is owned by Michael Hayward. Conspiracy Entertainment Europe's operations are consolidated with our financial statements included at the end of this prospectus. Conspiracy Entertainment Europe has not generated any revenues to date. The primary goal of founding a European subsidiary was to obtain publishing license agreements with Sony for PS2 and PSP for European regions, which is in process, and to establish distribution channels for our products in Europe. We expect Conspiracy Entertainment Europe to enter into publishing license agreements by the end of the fiscal year ending December 31, 2005. Conspiracy Entertainment Europe will be our sole European presence and therefore it will require multiple distribution channels, for each European country we eventually choose to sell our product. The size of the European market is approximately 80% of the United States market, providing an incremental revenue growth opportunity for direct distribution of our interactive titles. In Decemeber 2005, we sold our 51% investment in Conspiracy Entertainment Europe, Ltd, and have decided to see distribution instead of having a physical presence in Europe. With the advance of technology we feel that we can do this via email communications and periodic trips to Europe in lieu of having to support a physical location. We believe this will save us considerably moving forward.

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

OUR PRODUCT DEVELOPMENT STRATEGY

      We  have  secured   orders  to  pre-sell  a  number  of  our   interactive
entertainment titles. We plan to use the following product development strategy to develop consistent quality titles for future release:

      DEVELOP NEW TITLES FOR 2005/2006. Over the next several years, we plan to transition from licensing and subcontracting the development of our products to internal development. Because of the 24-36 month development cycle for new titles, our products for 2005/2006 will be developed through our existing license agreements. Our first such title `Pocket Pool' for PSP is scheduled for a mid 2006 release.

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

      We believe that we are able to successfully compete with regard to the principal factors of the interactive entertainment software industry, including product features, brand name recognition, rights to properties, access to distribution channels, product quality and ease of use, price, marketing support, independent product reviews and quality of customer service. However, any significant increase in the development, marketing and sales efforts of our competitors could harm our business. With respect to product features, any game released must meet the specific guidelines set forth by the first party hardware manufacturers. To date we have released products on almost every hardware platform available. With respect to brand name recognition, our product line has been established as a quality budget product line by SVG Distribution who specifically requested we package certain budget titles with distinctive artwork designating the products as a "Premium Value Product," or "PVP." With respect to rights to properties, we have outbid and earned the licensing rights to many licenses including, but not limited to, Tiny Toons, Animaniacs, and The Jeff Corwin Experience. With respect to access to distribution channels, we have sold products to some major industry distributors including, but not limited to, SVG Distribution, Jack of All Games, Vivendi/Universal, and Encore. With respect to product quality, we have received first party approval for all games released and we have won awards at the annual E3 Trade Show including, but not limited to, Best Action Game (Enclave), Best Xbox Game (Enclave) and Best Technology (Stretch Panic). Our games are all accompanied by complete detailed operating manuals consistent with those of our competitors, which make the games easy to use. Although the majority of our games are budget priced, occasionally we retail at full market price, but we always maintain flexibility to reduce the price quickly if warranted by consumer demand. As to marketing support, we have advertised our games in all of the major trade magazines, attended the annual E3 Trade Show and we participate with retailers' promotional campaigns. We have received many excellent game reviews in all of the top trade magazines as well as some non conventional magazines such as Maxim. For customer service, instead of hiring an outside company, we have selected to work with our distributors and our internal staff who know the product best, to address customer service matters.

EMPLOYEES

      As of May 5, 2006, we had three full time employees. We intend to hire additional employees as needed. We retain independent contractors from time to time to provide various services, primarily in connection with our software development and sales activities. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

      We maintain an office located at 612 Santa Monica Blvd., Santa Monica, California. We occupy approximately 1,900 square feet of office space at this location under a lease that initially expired on April 30, 2006. On April 25, 2006 we agreed to a three year extension on the lease. Effective May 2006 our rent under the lease is $4,412 per month.

ITEM 3. LEGAL PROCEEDINGS.

      Except as discussed below, we are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

      On July 22, 2003, we filed a lawsuit in the Superior Court of California, County of Los Angeles, against Bravado International Group, Inc. and Cousins Entertainment, Inc. seeking damages in an amount of not less than $5,000,000 in connection with the breach of a contract for the development and exploitation of a computer game. The complaint states causes of action based on fraud and deceit, conspiracy to defraud, breach of contract, and breach of the covenant of good faith and fair dealing. On December 24, 2003, we filed an amended complaint alleging the above claims and adding claims based on tortuous interference with contractual relations and tortuous interference with prospective economic advantage against Cousins Entertainment, Inc. The conspiracy to defraud and tortuous interference with prospective economic advantage claims were against Cousins Entertainment were dismissed. We are proceeding against Bravado International Group based on claims for fraud and deceit, conspiracy to defraud, breach of contract and breach of the covenant of good faith and fair dealing, and against Cousins Entertainment on the claim for tortuous interference with contractual relations, reserving our right to re-allege the conspiracy to defraud claim against Cousins Entertainment should subsequent discovery indicate the viability of such claim. On September 16, 2003, Bravado International Group filed its answer with a cross-complaint alleging breach of contract against us and seeking damages of $50,000 plus interest, attorney's fees and costs. On April 9, 2004, Cousins Entertainment filed its answer with a cross-complaint alleging unauthorized use of name, image and likeness under California Civil Code section 3344 and common law misappropriation of the right of publicity against us and seeking damages in excess of $10,000,000, disgorgement of profits, proceeds or other consideration received by us, punitive damages, attorney's fees and costs. Discovery is proceeding and we intend to vigorously pursue our claims, while at the same time contest the claims brought against us by way of Bravado International Group's and Cousins Entertainment's cross-complaints. This matter was settled on June 28, 2005 as we entered into an agreement with Bravado International to establish cellular celebrity fan clubs for launch in 2006 while at the same time dropping our claims against both Bravado International Group, Inc. and Cousins Entertainment, Inc. We are hopeful that this new business stream will garner significant profits for the Company.

      On September 28, 2004 we received a cease and desist email notification from SEGA US who is apparently the new publisher of game titles under our July 7, 2003 software licensing agreement with Constant Entertainment LLP - SEGA
Limited. The agreement with Constant Entertainment LLP provides for multiple titles to be released individually. With the full knowledge and instructions of SEGA, we presented a project to release titles as a 10-in-1 package. Constant Entertainment received a termination letter from 3D AGES/SEGA for the US publishing rights to the titles under our agreement due to the proposal to release titles as a 10-in-1 package, rather than individually. We believe the actions of SEGA/3D AGES are not valid and in fact our agreement with Constant may be have been infringed by a third party (SEGA US). On October 13, 2004 we retained legal counsel to represent us in this matter. In July 2005 we resolved this matter by entering into a confidential settlement agreement with SEGA, and in December 2005 entered into a confidential settlement agreement with Constant Entertainment LLP.

      We withhold 10% of all foreign sales intended to be remitted to the Internal Revenue Service. As of December 31, 2005 and 2004 the Company withheld $175,770 and $136,080, respectively. As of March 31, 2006, we had not remitted any of the 2001 through 2004 withholdings to the IRS which is most likely subject to penalties and interest. To date, we have not been audited or invoiced by the Internal Revenue Service. There are currently no arrangements in place for payment of these withholdings. The amount due at March 31, 2006 is included in accounts payable and accrued expenses in the balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

      Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol CPYE.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                              Fiscal 2006            Fiscal 2005           Fiscal 2004
                                         -------------------------------------------------------------------
Fiscal Quarter                             High        Low        High         Low      High         Low
------------------------------------------------------------------------------------------------------------
First Quarter ended March 31               $0.03      $0.01      $0.11        $0.33     $0.02        $0.02
Second Quarter ended June 30               ---        ---        $0.07        $0.03     $1.62        $1.62
Third Quarter ended September 30           ---        ---        $0.07        $0.02     $1.85        $1.85
Fourth Quarter ended December 31           ---        ---        $0.04        $0.02     $1.88        $1.88

Holders
-------

      As of May 5, 2006, we had 37,485,509 shares of common stock outstanding and held by approximately 454 stockholders of record. The transfer agent of our common stock is Madison Stock Transfer, Inc.

Dividends
---------

      We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

      The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------
Plan category                        Number of securities     Weighted average        Number of securities
                                     to be issued upon        exercise price of       remaining available for
                                     exercise of              outstanding options,    future issuance under
                                     outstanding options,     warrants and rights     equity compensation plans
                                     warrants and rights                              (excluding securities
                                                                                      reflected in column (a)
---------------------------------------------------------------------------------------------------------------
                                               (a)                     (b)                       (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                   -0-                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Total                                          -0-                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities
---------------------------------------

      The  following  sets  forth   information   regarding  all  sales  of  our
unregistered securities during the fiscal year ended December 31, 2005.

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

      On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and are due February 1, 2006. Under the terms of the loans, we agreed to share 50% up to $300,000 of the profit earned from the development, production and commercialization of the videogame originally released under the name `Kollon' in Japan by Cyberfront Corporation on the Sony PSP platform. The notes were issued in a private placement transaction exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

      In connection with the August 5, 2005 and August 8, 2005 loans, we entered into an agreement amending (the "Amendment") the terms of the Securities Purchase Agreements (the "Purchase Agreements") dated as of August 31, 2004 and January 31, 2005, which are described in our Forms 8-K filed with the SEC on September 3, 2004 and February 15, 2005. Pursuant to the Amendment, we re-affirmed all representations and warranties contained in the Purchase Agreements and all covenants and conditions in the Purchase Agreements were adopted and renewed. In addition, the $223,600 principal amount notes payable were added to the Security Interest Agreements executed in connection with the Purchase Agreements. The conversion price of the debentures issued in connection with the Purchase Agreements was amended to be the lesser of $0.05 or 70% of the average of the five lowest closing bid prices for our common stock for the 30 trading days prior to a conversion date.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

      In early 2004, we formed Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation. We currently own a 51% interest in Conspiracy Entertainment Europe, Ltd. Conspiracy Entertainment Europe was formed with the purpose of eventually obtaining publishing license agreements for European regions and eventually distributing our products throughout Europe. Conspiracy Entertainment Europe has not entered into any such publishing license agreements and Conspiracy Entertainment Europe has not generated any revenues to date. During 2004, we advanced $60,000 to Conspiracy Entertainment Europe to cover operating expenses. The financial statements of Conspiracy Entertainment Europe are consolidated with our financial statements, with a minority interest adjustment. In late 2005 we sold our interest in Conspiracy Entertainment Europe and have decided it is more economical at this point in time to sell our European products thru distribution as we do here in the United States.


      For the fiscal year ended December 31, 2005 we had total revenue of $1,397,891 compared to revenue of $1,425,649 for the fiscal year ended December 31, 2004. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. For the period ended December 31, 2004 we earned $0 in license revenue as compared to $283,235 license revenue earned in 2005. There was no license revenue in 2004 but for 2005 license revenue was the result of deferred revenues paid to us without the corresponding units being ordered. It was decided that by year end 2005 we would recognize these deferred revenues as license revenue. Product sales for the period ended December 31, 2004 was $1,425,649 as compared to $1,114,657 for the period ended December 31, 2005. The decrease in product sales revenue of $310,992, or 22%, is primarily the result of a short order received for Ultimate Block Party which was released shortly before year end. We had estimated the initial order to be approximately 35,000 units based on buyer surveys, however when the product was approved for manufacturing, many of the buyers had spent the majority of their budgets on other titles from other publishers.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.


                                                  Fiscal Year Ended
                                       December 31, 2005    December 31, 2004
Number of New Titles Released                      1                  2
Number of Titles Reordered                         7                 12
Average Price Per Title                  $      7.44         $     6.33
Revenue From Internally
  Developed Titles                       $   652,126         $  505,542
Partially Complete Sales                           0                  0
Translated Sales                         $   462,531         $  919,107
License Revenue                          $   283,235         $        0
Other Revenue (packaging)                $         0         $        0

      The major components of cost of sales are production costs and license/development costs. Productions costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the period ended December 31, 2005, we had license/development costs of $109,382 as compared to $482,716 for the period ended December 31, 2004. The decrease in license/development costs of $373,334, or 77%, is due to the cancellation of the Shooting Stars, Eminem, and Party Animals games in 2004. These products required license advances and development costs, but they were cancelled; we determined that Shooting Stars was no longer a profitable project; for the Eminem project, the licensor terminated our agreement; and we were not able to obtain Microsoft approval for Party Animals. For the period ended December 31, 2005, we had production costs of $723,746 representing 149,688 units manufactured, compared to $1,091,976 of production costs for the period ended December 31, 2004 which represented 225,268 units manufactured.

      Gross loss totaled $169,595 for the fiscal year ended December 31, 2004 as compared to gross profit of $564.763 for the fiscal year ended December 31, 2005, an increase of $734,358 or 433%. Gross loss as a percentage of sales for the fiscal year ended December 31, 2004 was -11.9% as compared to gross profit as a percentage of sales of 40% for the fiscal year ended December 31, 2005. The increase in our gross profit percentage is a result of the company of the company earning $284,729 in deferred revenue converted to sales as the project agreements expired. We often have agreements where the distributor will prepay royalties in advance of purchasing the project from Conspiracy. In time if the products are never ordered, SVG may select to waive the requirement to purchase additional units with Conspiracy keeping the balance. In addition, manufacturing costs for production were reduced by both Nintendo and Sony during the year 2005.

      Total operating expenses in each of the fiscal years ended December 31, 2004and December 31, 2005 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2004 and 2005 were $1,940,466 and $1,277,172 respectively, which constituted a decrease of $629,439, or 33%. The decrease in operating expenses is attributable to efforts to reduce Selling, General and Administrative Fees, and the sale of the European office Conspiracy Entertainment Europe which saved the Company $30,000 spent in 2004 versus $0 in 2005. Our Entertainment Expense was reduced to
$20,168 from 42,282 in 2004 a reduction of $20,168 or 47%, Outside Service $5,568 from $43,302 a reduction of $37,734 or 87%, Payroll Expenses $383,541 from $629,082 in 2004 a reduction of $245,540 or 39%, and Professional Fees of $532,487 from $861,191 in 2004 a reduction of 328,703 or 38% were all substantially reduced from 2004. We continue to make a strong effort in saving money whenever possible.

      Other income is income not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ending December 31, 2005 we incurred Other Income of $1,763,514 compared Other Expense of $564,384 for the period ending December 31, 2004 and increase in Income of $2,327,898. We received "other income" of $476,857 in Forgiveness of Debt from the consulting team responsible for the establishment of the European Office, when the decision was made to close the office the team waived its consulting fees as agreed, and 4,472,083 as a net financing income, a result of a derivative calculation on our convertible notes payable. This was however $552,352 less than the $2,451,282 of Forgiveness of Debt and Other Income of $50,000 received in 2004 which was a result of our SWING settlement and consulting income. We also incurred $185,416 in Interest Expense and Foreign Currency Loss which is $2,879,250 less than the $3,065,666 in Finance Costs incurred during the period ending December 31, 2004. We incurred no loss on investmest in 2005 as compared to $11,272 for the year ending December 31, 2004. We did however incur $140,526 in interest expense for the year ending December 31, 2005 which was $79,734 or 112% higher than for the period ending December 31, 2004 amount of $60,792 which was a result of interest incurred on our existing Convertible Notes.

      Our net profit was $1,051,105 in the fiscal year ended December 31, 2005 compared to a net loss of $2,645,045 in the fiscal year ended December 31, 2004 a combined result in higher gross profits and less general and administrative expenses and the substantial Finance Income of $1,,472,083 which was non related to our operatons. In addition, for the period ending December 31, 2005 we incurred $44,890 Loss on Foreign Currency Translation as compared to a loss of $14,808 for the period ending December 31, 2004.

SEASONALITY AND OTHER TRENDS

      The interactive entertainment software industry is a seasonal and cyclical industry. The majority of sales are generated in the fourth quarter of each year due to the winter holiday, followed by the first quarter of each year which consists of sales to those who received new video game platforms over the winter holiday. If we miss this key selling period, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Second and third quarter sales generally drop off considerably unless new products are introduced. Introducing new products during this period however do not do as well as products introduced in either the fourth or first quarters.

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

RESEARCH AND DEVELOPMENT

      We did not spend any money on research and development during the fiscal years ended December 31, 2005 and 2004.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations as of December 31, 2005:

                                                 Payments due by period
                               ------------------------------------------------------------
                                                 Less than                        More
Contractual Obligations           Total          One Year       Years 1-2     than 2 years
-----------------------           -----          --------       ---------     ------------

Notes Payable                  $2,158,728      $2,158,728
Operating Lease Obligations       $17,132         $17,132
License Fee Obligations           $80,000         $80,000
Total                          $1,468,890        $351,658      $1,117,132


      On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and are due February 1, 2006.

      2006    $ 223,600

      On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000 as further described in "Recent Sales of Unregistered Securities" under Item 5 of this Form 10-KSB. Although we expect these notes to be converted into shares of our common stock, the notes if called would be payable in 2006.

      2006    $ 650,000

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

      2006    $185,128

      We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

      2006    $17,132

      Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005. Although we have not made the payments per our agreement we are looking into our options on how to best handle this matter.

      2006    $80,000

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2005, our cash balance was $4,489, as compared to $165,762 at December 31, 2004. Total current assets at December 31, 2005 were $194,265, as compared to $330,024 at December 31, 2004. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2006 will be sufficient to cover our working capital requirements for fiscal 2006.

      For the period ended December 31, 2005 net cash used in operating activities was $676,264, compared to net cash used in operating activities of $1,158,080 for the period ended December 31, 2004. The decrease in net cash used in operating activities of $478,816, or 42%, was primarily the result of decreases in net change in derivative liabilities of $3,566,000, accounts receivable of $22,514, accounts payable of $330,582, amortization of discount on convertibe notes payable of $847,917.

      For the period ended December 31, 2005 net cash used in investing activities totaled $425,696, compared to net cash used in investing activities of $293,151 for the period ended December 31, 2004. The decrease of $132,545, or 45%, is due to increased acquisition of products and licenses from $284,346 in 2004 as compared to $411,118 in 2005.

      For the period ended December 31, 2004 net cash provided by financing activities totaled $1,572,665, compared to net cash provided by financing activities of $930,198 for the period ended December 31, 2005. The decrease of net cash provided by financing activities of $642,467, or 41%, was the result of $631,500 less of proceeds from the sale of convertible notes or $650,000 for the period ending December 31, 2005. This compares to $1,281,500 of proceeds received from the sale of common stock during 2005.

      As of December 31, 2005, $4,489 of the cash proceeds from our August 31, 2004, October 9, 2004 and February 2005 private placements (described below) remains in escrow. Before these funds will be disbursed to us, we must give assurances to the investors the funds will be used for fees, costs or other expenses in relation to publishing or distribution of our products.

      Our accounts receivable at December 31, 2004 was $167,261, as compared to $189,776 at December 31, 2005. The change in accounts receivable is primarily due the late Christmas order of Ultimate Block Party-PSP made by SVG Distribution, Inc. which shipped in late December 2005.

      As of December 31, 2004 we had a working capital deficiency of $3,256,844. A major portion of our debt is attributed to consulting fees, attorney fees, deferred compensation, notes payable, convertible notes payable and payroll taxes payable. We reduced our consulting fees considerably by obtaining a forgiveness of debt and paid down our payroll taxes payable although a small amount. We plan to continue to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

      The current portion of long-term debt at December 31, 2005 consisted of $0 as opposed to $9,406 at December 31 2004. We paid off the entire $9,406 by year-end 2005 and had no additional long term agreements at year end.

      As of December 31, 2005, we owed payroll taxes to the IRS in the amount of $175,356 as compared to $198,976 as of December 31, 2004. We are made a few smaller payments of this liability in cooperation with the IRS.

      At December 31, 2005 and December 31, 2004 we had no bank debt.

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

      In February 2005, we closed a Securities Purchase Agreement for 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 13,000,000 shares of our commone stock, and Class B Common Stock Purchase Warrants to purchase 13,000,000 shares of our common stock, to three institutional investors. We received gross proceeds of $650,000 from the sale of the Debentures and the Warrants.

      In August 2005, we amended the terms of all existing convertible notes to convert at the lesser of $0.05 or 70% of the average five lowest closing bid prices of our Common Stock for the 30 trading days prior to the conversion date. At the same time we received $223,600 in loans from two institutional invetors which require payment in 2006 as well as a percentage of profits from our Ultimate Block Party-PSP title.

      We do not have any current plans to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated from operations and through funds received upon exercise of outstanding warrants. We believe the proceeds from exercise of our outstanding warrants will be sufficient to fund any need for additional capital. We currently have outstanding 35,000,000 Class A Warrants and 35,000,000 Class B Warrants with exercise prices of the lower of $0.05 per share or 70% of the the average five lowest closing bid prices of our Common Stock for the 30 trading days prior to the conversion date. Exercise of all of these warrants would provide gross proceeds of $8,750,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2004, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectible.

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

      Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $811,464 at December 31, 2005. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

--------------------------------------------------------------------------------
      Name      Age                 Position
--------------------------------------------------------------------------------
Sirus Ahmadi     35      Chief Executive Officer and Director
--------------------------------------------------------------------------------
Keith Tanaka     43      Chief Financial Officer, Principal Accounting Officer,
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

      KEITH TANAKA, Chief Financial Officer, Principal Accounting Officer, Secretary and Director. Mr. Tanaka has been our Chief Financial Officer, Principal Accounting Officer, Secretary and a Director since August 2003. Prior to joining us, Mr. Tanaka was the Controller and Chief Financial Officer of Conspiracy Entertainment Corporation since 2000. Before joining Conspiracy
Entertainment Corporation, he was an independent consultant for Conspiracy Entertainment Corporation since 1997. As a consultant for Conspiracy Entertainment Corporation, Mr. Tanaka's roles consisted of providing advice and direction and operations support in the areas of accounting, computer hardware and operations. Mr. Tanaka is currently a member of the Board of Directors of Giant Mobile Corporation, a wireless gaming company.

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

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2005, 2004 and 2003.

                                                                                            Long-Term
                                                                                         Compensation
                                                                              ----------------------------------------------------

                                              Annual Compensation                       Awards                     Payouts
                                      -------------------------------------   ----------------------------   ---------------------

                                                                  Other                       Securities                   All
                                                                 Annual        Restricted     Under-lying                 Other
        Name and                                                 Compen-      Stock Award(s)    Options/       LTIP       Compen-
   Principal Position        Year      Salary ($)   Bonus ($)    sation($)         ($)          SARs (#)    Payouts ($)   sation($)
----------------------------------------------------------------------------------------------------------------------------------
Sirus Ahmadi              2005 (1)     $324,000      ---         ---             ---            ---          ---           ---
                          2004 (1)     $324,000      ---         ---             ---            ---          ---           ---
                          2003 (1)     $324,000      ---         ---             ---            ---          ---           ---
Keith Tanaka              2005 (2)     $134,400      ---         ---             ---            ---          ---           ---
                          2004 (2)     $134,400      ---         ---             ---            ---          ---           ---
                          2003 (2)     $134,400      ---         ---             ---            ---          ---           ---

      1. During the fiscal years ended December 31, 2005, 2004 and 2003, $213,151, $319,000 and $74,672, respectively, of Mr. Ahmadi's salary was deferred. During the fiscal year ended December 31, 2004, $362,794 of Mr. Ahmadi's deferred compensation was forgiven. No portion was forgiven during the period ending December 31, 2005.

      2. During the fiscal years ended December 31, 2005, 2004 and 2003, $54,957, $26,900 and $27,258, respectively, of Mr. Tanaka's salary was deferred. During the fiscal year ended December 31, 2004, $51,206 of Mr. Tanaka's deferred compensation was forgiven. No portion was forgiven during the period ending December 31, 2005.

Executive Employment Agreements

      On January 1, 2002, we entered into three-year employment agreements with Sirus Ahmadi, our Chief Executive Officer, and Keith Tanaka, our Chief Financial Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreements, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. Mr. Tanaka is also entitled to 10% of our total issued and outstanding common shares as of the date of the agreement. Although the employment agreements both expired as of December 31, 2004, we continue to compensate both Sirus Ahmadi and Keith Tanaka under the terms of their prior agreement with the Company.

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

                                                                     Percentage of
                                           Common Stock             Common Stock
Name of Beneficial Owner (1)          Beneficially Owned (2)     Before Offering (2)
---------------------------------    -----------------------     ----------------------
Sirus Ahmadi                                 14,779,131                 39.4%
Keith Tanaka                                  2,155,290                  5.8%
Volker Eloesser                               2,463,189                  6.6%
Jonathan Jevons                               2,155,299                  5.8%
---------------------------------    -----------------------     ----------------------
All Directors and Executive
Officers as a Group (2 persons)              16,934,421                 45.2%
---------------------------------    -----------------------     ----------------------

      (1) The address of the listed beneficial owners is c/o Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, California 90401

      (2) Applicable percentage ownership is based on 37,485,509 shares of common stock outstanding as of May 5, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of May 5, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of May 5, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

4.7 Supplement No. 1, dated as of September 28, 2004, between the Company and Whalehaven Capital Fund Limited, to Securities Purchase Agreement, dated as of August 31, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)

4.8 $50,000 principal amount 5% Secured Convertible Debenture issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)

4.9 Class A Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)

4.10 Class B Common Stock Purchase Warrant issued to Whalehaven Capital Fund Limited (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on November 16, 2004)

4.11 Common Stock Purchase Warrant issued to Scott Mac Caughern exercisable at $0.20 per share (Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on July 7, 2005)

4.12 Common Stock Purchase Warrant issued to Scott Mac Caughern exercisable at $0.40 per share (Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on July 7, 2005)

4.13     Securities   Purchase   Agreement,   dated  as  of  January   31,  2005
         (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.14     Form  of   Convertible   Debenture,   dated  as  of  February  9,  2005
         (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.15     Form  of  Warrant,  dated  as of  February  9,  2005  (Incorporated  by
         reference  to  Form  8-K,   filed  with  the  Securities  and  Exchange
         Commission on February 15, 2005)

4.16 Form of Registration Rights Agreement, dated as of January 31, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.17 Form of Security Interest Agreement, dated as of January 31, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.18 Joint Escrow Instructions in connection with the Securities Purchase Agreement dated as of January 31, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.19 Form of promissory note due February 1, 2006 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on August 22, 2005)

4.20 Amendment, Modification and Consent to Transaction Documents Agreement dated August 8, 2005 among Conspiracy Entertainment Holdings, Inc. and the Lenders under certain Securities Purchase Agreements with the Company dated as of August 31, 2004 and January 31 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on August 22, 2005)

16.1 Letter from HJ & Associates, L.L.C., dated June 22, 2005, on change in certifying accountant (Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on July 7, 2005)

16.2 Letter from Singer Lewak Greenbaum & Goldstein LLP, dated June 7, 2005, on change in certifying accountant (Incorporated by reference to Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on July 7, 2005)

21.1 Subsidiaries of the Company (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-120773) filed with the Securities and Exchange Commission on November 24, 2004)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

Item 14. Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $29,347 and $37,857 for the years ended December 31, 2005 and December 31, 2004, respectively.

Tax Fees

      The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $2,400 and $2,700, for the years ended December 31, 2005 and December 31, 2004, respectively. The services for which such fees were paid consisted of tax return preparation.

All Other Fees

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies and Procedures

      Our Board of Directors acts as our audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSPIRACY ENTERTAINMENT HOLDINGS, INC


Dated:   May 18, 2006                  By:       /s/ Sirus Ahmadi
                                                -----------------
                                                Sirus Ahmadi
                                                Chief Executive Officer


Dated:   May 18, 2006                  By:       /s/ Keith Tanaka
                                                 ----------------
                                                Keith Tanaka
                                                Chief Financial Officer and
                                                Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                               DATE
---------                      -----                               ----

/s/ Sirus Ahmadi               Chief Executive Officer             May 18, 2006
----------------               and Director
Sirus Ahmadi


/s/ Keith Tanaka               Chief Financial Officer, Principal  May 18, 2006
----------------               Accounting Officer, Secretary
Keith Tanaka                   and Director

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


                                 C O N T E N T S



Independent Registered Public Accountant's Report......................... F-2

Consolidated Balance Sheets............................................... F-4

Consolidated Statements of Operations..................................... F-5

Consolidated Statements of Other Comprehensive Income..................... F-6

Consolidated Statements of Stockholders' Deficit.......................... F-7

Consolidated Statements of Cash Flows..................................... F-9

Notes to Consolidated Financial Statements................................ F-11

             Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Conspiracy Entertainment Holdings, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Conspiracy Entertainment Holdings, Inc. as of December 31, 2005 and 2004 and the related consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conspiracy Entertainment Holdings, Inc. as of December 31, 2005 and 2004. and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from outcome of this uncertainty.


/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 15, 2006

            CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                  Consolidated Balance Sheets

                             ASSETS
                                                                   December 31,
                                                                       2005
                                                                   ------------
Current Assets:
  Cash                                                             $        --
Restricted Cash                                                           4,489
  Accounts Receivable, net of allowance
    for doubtful accounts of zero in 2005 and 2004                      189,776
                                                                   ------------

    Total Current Assets                                                194,265
                                                                   ------------

Property & Equipment (Net)                                               15,237
                                                                   ------------

  Capitalized Development Costs and Licenses, Net                       811,464

  Deposits                                                                6,907
  Investments                                                              --
                                                                   ------------

    Total Other Assets                                                  818,371
                                                                   ------------

    Total Assets                                                   $  1,027,873
                                                                   ============

                                   (Continued)

    The accompanying notes are an integral part of these financial statements

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                    December 31,
                                                                        2005
                                                                    -----------
Current Liabilities:
  Accounts Payable                                                  $   450,253
  Accounts Payable-related party                                           --
  Accrued Expenses                                                       15,416
  Payroll Taxes Payable                                                 351,126
  Deferred Compensation                                                 463,843
Advance                                                                 125,000
  Deferred Revenue                                                         --
  Lease Obligations - Current                                              --
  Notes Payable                                                         379,221
  Derivative liability on warrants                                      634,000
  Convertible Notes Payable, net of discount
     of $718,750 in 2005                                              1,031,250
                                                                    -----------

    Total Current Liabilities                                         3,450,109
                                                                    -----------

Long-Term Liabilities:
  Convertible Notes Payable                                                --
                                                                    -----------

Total Long-Term Liabilities                                                --
                                                                    -----------

    Total Liabilities                                                 3,450,109
                                                                    -----------

Stockholders' Deficit
  Common Stock, 100,000,000 Shares Authorized,
    $.001 Par Value, 37,785,509 shares
     Issued and Outstanding                                              37,786
  Additional-Paid in Capital                                          4,281,573
  Other Comprehensive Income                                                  0
  Minority Interest                                                     (29,400)
  Accumulated Deficit                                                (6,712,195)
                                                                    -----------

Total Stockholders' Equity                                           (2,422,236)
                                                                    -----------

    Total Liabilities and Stockholders' Equity                      $ 1,027,873
                                                                    ===========

    The accompanying notes are an integral part of these financial statements

            CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
             Consolidated Statements of Operations

                                                      For the Years Ended
                                                          December 31,
                                                 ----------------------------
                                                     2005            2004
                                                                  (Restated)
                                                 ------------    ------------
Revenues:
  Product Sales                                  $  1,397,891    $  1,425,649
  License Revenue                                        --              --
                                                 ------------    ------------

Cost of Sales
  Product Costs                                       833,128       1,360,432
  License Development                                    --           234,812
                                                 ------------    ------------
                                                      833,128       1,595,244
                                                 ------------    ------------

Gross Profit (Loss)                                   564,763        (169,595)
                                                 ------------    ------------

Operating Expenses:
  Professional Fees                                   532,487         861,191
  Wages and Salaries                                  383,542         629,082
  Selling, General & Administrative                   361,143         450,193
                                                 ------------    ------------

    Total Operating Expenses                        1,277,172       1,940,466
                                                 ------------    ------------

Net Operating Loss                                   (712,409)     (2,110,061)
                                                 ------------    ------------

Other Income(Expense)
  Interest Expense                                   (140,526)        (60,792)
  Forgiveness of Debt                                 476,847       2,451,282
  Net Financing Income (Expense)                    1,472,083      (2,988,333)
  Loss on Investment                                     --           (11,272)
  Foreign Currency Transaction Loss                   (44,890)         (5,269)
  Other Income (Expense)                                 --            50,000
                                                 ------------    ------------

    Total Other Income(Expense)                     1,808,404        (564,384)
                                                 ------------    ------------

Loss Before Income Taxes                            1,051,105      (2,674,445)

Provision for Income Taxes                               --              --

Minority Interest                                        --            29,400
                                                 ------------    ------------

Net Increase (Loss)                              $  1,051,105    $ (2,645,045)
                                                 ============    ============

Basic Net Income (Loss) Per Share - Basic
  and Diluted                                    $       0.03    $      (0.08)
                                                 ============    ============

Diluted Net Income (Loss) Per share              $       0.01    $      (0.08)
                                                 ============    ============

  Diluted                                          87,710,509      34,141,270

Weighted Average Shares Outstanding:
  Basic                                            37,710,509      34,141,270
                                                 ============    ============

    The accompanying notes are an integral part of these financial statements

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC
             Consolidated Statements of Other Comprehensive Income


                                                      For the Years Ended
                                                          December 31,
                                                 ----------------------------
                                                     2005            2004
                                                                  (Restated)
                                                 ------------    ------------
Net Loss                                            1,051,105      (2,645,045)
Other Comprehensive Income:
    Loss on Foreign Currency Translation                 --           (14,808)
                                                 ------------    ------------

Net Comprehensive Loss                           $  1,051,105    $ (2,659,853)
                                                 ============    ============

    The accompanying notes are an integral part of these financial statements

                                             CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                                         Consolidated Statements of Stockholders' Deficit


                                                 Common Stock           Committed      Additional                     Retained
                                           ------------------------      Common         Paid-in     Comprehensive     Earnings
                                             Shares       Amount          Stock         Capital       Income          (Deficit)
                                           ----------   -----------   -------------   -----------   -------------    -----------

Balance, December 31, 2003                 30,159,546   $    30,159   $        --     $     4,226   $     (30,082)   $(5,118,255)

Shares issued for conversion of debt        1,492,536         1,492            --         998,508            --             --

Shares issued for warrant exercise            245,000           245            --         244,755            --             --

Shares issued for cash at $0.10             2,215,177         2,217            --         276,582            --             --

Shares issued for relief of payables          648,250           648            --         258,652            --             --

Forgiveness of deferred compensation             --            --              --         450,000            --             --

Shares issued for services at $0.14           600,000           600            --          83,400            --             --

Shares issued for services at $0.10         1,500,000         1,500            --         148,500            --             --

Shares issued for services at $0.075          625,000           625            --          46,250            --             --

Fair value of conversion feature on
   notes payable                                 --            --              --         355,000            --             --

Foreign currency translation adjustment          --            --              --            --           (14,808)          --

Net loss for the year ended
    December 31, 2004                            --            --              --            --              --       (2,645,045)
                                           -------------------------------------------------------------------------------------

Balance, December 31, 2004                 37,485,509        37,486            --       2,865,873         (44,890)    (7,763,300)
                                           ----------   -----------   -------------   -----------   -------------    -----------
                                                           (Continued)

                            The accompanying notes are an integral part of these financial statements


                                             CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                                         Consolidated Statements of Stockholders' Deficit


Shares issued for services at $0.08           300,000           300            --          23,700            --             --

Fair value of conversion feature on
   notes payable                                 --            --              --         225,000            --             --

Repricing of beneficial conversion
feature of notes payable                         --            --              --       1,167,000            --             --

Net loss for the year ended
    December 31, 2005                            --            --              --            --              --        1,095,995
                                           -------------------------------------------------------------------------------------

Balance, December 31, 2005                 37,785,509   $    37,786   $        --     $ 4,281,573   $     (44,890)   $(6,667,305)
                                           ==========   ===========   =============   ===========   =============    ===========

                            The accompanying notes are an integral part of these financial statements


                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                      Consolidated Statements of Cash Flows


                                                                      For the Year Ended
                                                                         December 31,
                                                                  --------------------------
                                                                     2005            2004
                                                                                 (Restated)
                                                                  -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                        $ 1,051,105    $(2,645,045)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operations:
     Minority Interest                                                   --          (29,400)
     Depreciation & Amortization                                       26,410         30,665
     Amortization of discount on convertible notes payable            847,917        183,334
     Amortization of capitalized development costs and licenses          --          125,398
     Impairment of capitalized development costs and licenses            --          329,812
     Loss on Equity Method Investment                                    --           11,272
     Loss on Conversion of Note Payable                                44,890           --
     Financing Fees and Services Paid with Common Stock                24,000        286,144
     Net change in derivative liability                            (3,566,000)     2,805,000
     Compensation for conversion feature of notes payable           1,392,000           --
  Change in Operating Assets and Liabilities:
     Accounts Receivable                                              (22,514)      (147,263)
     Prepaid expenses                                                    --              287
     Accounts Payable and Accrued expenses                           (330,582)    (2,474,610)
     Deferred Compensation                                            227,707        269,806
     Deferred Revenue                                                (365,197)        96,520
                                                                  -----------    -----------

  Net Cash Used by Operating Activities                              (670,264)    (1,158,080)

Cash Flows from Investing Activities:
  Payments for development costs and licenses                        (411,118)      (284,346)
  Payments for equipment                                              (15,696)          --
  Refunded deposits                                                     1,118           --
  Purchase of Investments                                                --           (8,805)
                                                                  -----------    -----------

  Net Cash Provided (Used) by Investing Activities                   (425,696)      (293,151)

                                   (Continued)

    The accompanying notes are an integral part of these financial statements

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                                       For the Year Ended
                                                                          December 31,
                                                                    ------------------------
                                                                        2005         2004
                                                                                  (Restated)
                                                                    -----------   ----------
Cash Flows from Financing Activities:
  Cash held in Escrow                                                    (4,489)        --
  Proceeds from Advances                                                125,000         --
  Proceeds from Convertible Notes Payable                               650,000    1,281,500
  Proceeds from Notes Payable                                           223,600         --
  Proceeds from Issuance of Common Stock                                 24,000      523,800
  Payments for Capital Leases                                            (9,406)     (15,906)
  Payments on Notes Payable                                              54,508     (216,730)
                                                                    -----------   ----------

  Net Cash Provided (Used) by Financing Activities                      954,198    1,572,664
                                                                    -----------   ----------

Increase (Decrease) in Cash                                            (165,762)     121,433

Cash and Cash Equivalents at Beginning of Period                        165,762       44,329
                                                                    -----------   ----------

Cash and Cash Equivalents at End of Period                          $      --     $  165,762
                                                                    ===========   ==========

Cash Paid For:
  Interest                                                          $      --     $     --
                                                                    ===========   ==========
  Income Taxes                                                             --           --
                                                                    ===========   ==========

Non-Cash Investing and Financing Activities:
   Capital contributed for financing fees                           $      --     $2,882,766
                                                                    ===========   ==========
   Common stock issued for services                                 $    24,000   $  280,875
                                                                    ===========   ==========
   Notes Payable converted to common stock                          $      --     $1,000,000
                                                                    ===========   ==========
   Accounts Payable settled with common stock                       $      --     $  259,300
                                                                    ===========   ==========
   Forgiveness of deferred compensation by officer                  $      --     $  450,000
                                                                    ===========   ==========
   Beneficial conversion feature of convertible notes payable       $   225,000   $  355,000
                                                                    ===========   ==========

    The accompanying notes are an integral part of these financial statements

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At December 31, 2005, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the year.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         At December 31, 2005, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the year.

         g.    Property and Equipment

         Software and equipment as of December 31, 2005 and 2004 consists of the following and are recorded at cost:

                                                            2005      2004
                                                         -------------------
         Computer Equipment                              $ 43,068     36,141
         Development tools                                 41,606     25,910
         Furniture and fixtures                            48,460     34,737
         Automobile                                        51,549       --
         Equipment held under capital lease agreements       --       72,199
         Leasehold improvements                            24,457     24,457
                                                         -------------------
              Total fixed assets                          209,140    193,444
              Accumulated depreciation                    193,903    167,493
                                                         -------------------
                  Net software and equipment             $ 15,237     25,951
                                                         ===================

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         g. Property and Equipment - continued

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

         Depreciation charged to operations was $26,410 and $30,665 for December 31, 2005 and 2004, respectively.

         In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005 and 2004, no impairments were recognized.

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

                  ii.  Takes title to the products.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

         i.    Advertising and Marketing Expense

         The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2005 and 2004 was $ 74,593 and $17,975, respectively.

         j.    Earnings (Loss) Per Share of Common Stock

         The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for December 2004 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                                             For the Years Ended
                                                December 31,
                                          ---------------------------
         Earnings per share:                  2005           2004
                                          ------------   ------------
         Income (Loss) (numerator)        $  1,051,105   $ (2,645,045)
                                          ------------   ------------
         Shares (denominator) - basic       37,710,509     34,141,270
         Effect of dilutive securities
              Convertible notes payable     50,000,000             --
                                          ------------   ------------
         Shares (denominator) - diluted     87,710,509     34,141,270
                                          ============   ============
         Per Share Amount - basic         $       0.03   $      (0.08)
                                          ============   ============
         Per Share Amount - diluted       $       0.01   $      (0.08)
                                          ============   ============

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         The cumulative effect of currency translation adjustments to a note payable (in British Pounds) held by the Company is included in Other Comprehensive Income in Stockholders' Equity. During July 2005, the note payable was converted to U.S. dollars and the $44,890 in other comprehensive income was expensed in "Other Income (Expense)" under "Foreign Currency Translation Loss".

         n.   Restatement

         The financial statements have been restated to properly record the warrants and conversion feature issued in connections with the convertible note payable. The Company had previously expensed the $2,882,766 fair value of the warrants and recorded contributed capital. The Company has now recorded the fair value of the conversion feature and warrants as a discount against the notes payable and related amortization. The Company further the derivative liability in connection with the warrants in accordance with EITF 00-19 (See Note
         10). The effect on the financial statements at December 31, 2004 and for the Year Ended December 31, 2004 are as follows:

                                                       December 31, 2004
                                                    --------------------------
                                                    As Previously
                                                      Reported      Restated
                                                    --------------------------

         Derivative liability                       $         0    $ 3,550,000
         Convertible note payable net of discount     1,100,000        183,333
         Additional paid in capital                   5,393,064      2,865,298
         Accum. (Deficit)                            (7,657,733)    (7,763,300)
         Financing Income (Expense)                  (2,882,766)    (2,988,333)
         Net Income (Loss)                           (2,539,477)    (2,645,045)
         Net Income (Loss) Per Share                $      (.07)   $      (.08)


NOTE 2   -   GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the period ended December 31, 2005, the Company had an accumulated deficit of $6,622,415 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. Management plans to issue additional debt and equity to fund the release of new products in 2006. The financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 3 - INCOME TAXES

         The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses. At December 31, 2005, the Company had net operating losses totaling approximately $7,879,000 which expire beginning in the year 2016 through 2026.

         Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The applicable federal and state tax rates in effect at December 31, 2005 and 2004 were used in calculating the income tax liabilities, expense, and deferred taxes.

         The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2005 and 2004:

                                                                 2005           2004
                                                              -----------    -----------
         Expected tax expense (benefit)                       $   373,000    $  (899,000)
         State income taxes expense, net of federal benefit        55,000       (132,000)
         Deferred Revenue                                         124,000           --
         Gain on derivative liability                          (1,212,000)          --
         Changes in valuation allowance                           660,000      1,031,000

              Total                                           $      --      $      --
                                                              ===========    ===========

         The following table summarizes the significant components of the Company's deferred tax asset at December 31, 2005:
                                                                       2005
                                                                   ------------
              Deferred tax assets
                  Deferred revenue                                 $       --
                  State taxes                                              --
                  Net operating loss carry-forwards                   3,066,500
              Valuation allowance                                     3,066,500
                                                                   ------------
                  Net deferred tax asset                           $       --
                                                                   ============

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards. As of December 31, 2005 and 2004, a valuation allowance has been recorded in the amount of $(3,066,500) and $(2,742,000), respectively.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 4 - CONVERTIBLE NOTES PAYABLE RESTATED

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

         In August 2005, the Company amended the conversion terms of all existing convertible notes payable ($1,944,092 as of December 31,
         2005). The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company's Common Stock for the 30 trading days prior to a conversion date (effectively $0.018 per share). If the note was converted the Company would have to issue 106,818,242 shares effectively changing control of the Company.

         Of the $650,000 in proceeds from the convertible debentures $225,000 has been recorded as paid in capital and $425,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $297,917 through December 31, 2005.

         During the year ended December 31, 2005, the Company incurred professional fees to advisory firms for agent services related to the placement of the Convertible Note Payable. The professional fees totaled $100,500 and were paid by issuing 300,000 shares of the Company's common stock valued at $24,000 and $76,500 in cash.

         On August 31, 2004, the Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company's common stock, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company's common stock, to four institutional investors. The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants.

         On September 28, 2004, the Company sold a $50,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrant to purchase 1,000,000 share of the Company's common stock, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company's common stock, to one institutional investor. The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

         Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $733,333 through December 31, 2005 and $183,333 through December 31, 2004.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 5  -  NOTES PAYABLE

         Long- term liabilities are detailed in the following schedules as of December 31, 2005 and 2004:

                                                                                      2005            2004
                                                                                   -----------    -----------
         Convertible debentures to partnerships
         and funds; 5% interest payable annually;
         secured by the Company's assets, due August 2006, convertible anytime at a rate of the lessor of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion; net of discount of $718,750
         at 2005 and $916,667 at 2004                                              $ 1,410,471    $   183,333

         Notes payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000;
         secured by the
         Company's assets; due in February 2006                                        194,093             --

         Note payable to an individual; total interest of $88,000 (50,000 pounds) due, principal and interest due upon receipt of first $355,000 of product sales from British publisher,
         unsecured                                                                     185,128        210,128
                                                                                   --------------------------


         Total Notes Payable                                                       $ 1,789,692    $   393,461
                                                                                   --------------------------

         Less Current Portion                                                       (1,789,692)      (210,128)
                                                                                   --------------------------

         Total Long-Term Liabilities                                               $        --
                                                                                   ==========================
                                                                                                  $   183,333


         Future minimum principal payments on notes payable are as follows:

              2006                                                                                  1,789,692
              Thereafter                                                                                 --
                                                                                                  -----------
              Total                                                                               $ 2,129,221
                                                                                                  ===========


         On August 8, 2005 the Company entered into notes payable agreements with two capital funds for a total of $223,600 in proceeds. Under the terms of the loans, the Company also agreed to share 50% of the profit earned by the Company on a new product that is scheduled to release in late 2005 for a maximum of $300,000. The note is due on February 1, 2006 and bears no interest (other than the profit sharing arrangement). The Company has agreed to pay a consultant $5,000 and 200,000 restricted shares of its common stock in exchange for services provided relating to the notes payable agreement.

NOTE 6 - LEASE COMMITMENTS

         The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in April 2006. The Company also leased certain office equipment and a vehicle under non-cancelable capital lease arrangements that expired through September 2005.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 6 - LEASE COMMITMENTS - CONTINUED

         Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2005 were as follows:

                       Year Ending Operating
                           December 31,                               Leases

                              2006                                 $     17,132
                           Thereafter                                      --
                                                                   ------------
                                                                   $     17,132


         Rent expense was $70,314 and $46,478 for the years ended December 31, 2005 and 2004, respectively.

NOTE 7 - AGREEMENTS

         Settlement Agreements

         On June 28, 2005, the Company entered into a Settlement Agreement and Mutual Release with a software publisher related to a dispute. Pursuant to the agreement, the Company received $112,500 from the customer to settle the dispute in August 2005.

         During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute. Pursuant to the agreement, the Company received an advance of $125,000 and may receive three additional advances of $125,000 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as a customer deposit in the accompanying financial statements at December 31, 2005.

         Employment Agreements

         On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Operating Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company's total issued and outstanding common shares as of the date of the agreement. During 2005 and 2004, the Company recorded $429,900 and $629,082 of compensation expense, respectively related to these agreements. Of the compensation expense amounts $0 and $0 is related to committed common stock, and $463,843 and $236,136 of deferred compensation as related to these agreements during 2005 and 2004, respectively. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 7 - AGREEMENTS - CONTINUED

         Withholding Tax Payable

         The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service ("IRS"). As of December 31, 2005 and 2004 the Company withheld $175,770 and $136,080, respectively. As of December 31, 2005, the Company had not remitted any of the 2001-2005 withholdings to the IRS for which is most likely subject to penalties and interest. As of December 31, 2005, the Company had not been audited or invoiced by the IRS. The amount due at December 31, 2005 is included in accounts payable and accrued expenses in the accompanying balance sheet.

         Vacation Accrual

         During the years ended December 31, 2005 and 2004, the Company did not accrue liabilities for vacation payable to employees. The Company's management believes vacation earned during and prior to 2005 was utilized by the employees of the Company as of December 31, 2005, and accordingly, has not recorded an accrued liability.

NOTE 8 -  FORGIVENESS OF DEBT

         During the year ended December 31, 2005, a creditor of the Company forgave an outstanding balance due in the amount of $476,847.

NOTE 9 - ACCOUNTS PAYABLE - SWING ENTERTAINMENT

         Historically, the Company has obtained most of its financing for development costs through Swing Entertainment. The Company had entered into various licensing agreements with Swing Entertainment for the development of games. Based on these agreements, the Company received advances from the vendor in order to finance specific project operations.

         In April 2004, the Company entered into a forgiveness and settlement agreement with Swing Entertainment Media (SWING). Pursuant to the agreement the Company was released of all obligations to or from SWING approximating $2,400,000 in payables. As of December 31, 2005 and 2004, the Company had accounts payable to Swing Entertainment of $0.

NOTE 10 - DERIVATIVES

         We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative
         Financial  Instruments  Indexed  to,  and  Potentially  Settled  in,  a
         Company's Own Stock. In accordance with accounting mandate, the derivative liability associated with the warrants has been and shall continue until our registration statement EITF Issue 00-19 requires derivatives on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value (calculated using the Black Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as financing expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as financing income as the value of the warrants decreases from a decrease in our stock price.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 10 - DERIVATIVES - CONTINUED

         During  2005 and  2004,  we  issued  Class A and  Class B  warrants  to purchase  an  aggregate  of  44,000,000  shares of our common  stock in connection with a certain convertible notes payable The Class A warrants entitle the holders to purchase up to 35,000,000 shares of our common stock at a price of $0.20 per share, and expire 5 years from the date grated and the Class B warrants entitle the holders to purchase up to 35,000,000 additional shares of our common stock at a price of $0.05 per share. Each warrant is subject to standard adjustment provisions. These warrants are accounted for as a derivative liability according to the guidance of EITF 00-19 and the fair value of warrant was initially assessed in accordance with EITF 98-5 as a discount on the underlying convertible note and then adjusted to fair value using the Black-Scholes valuation method. The fair value of each warrant was estimated on the date of commitment with the following assumptions:

                                                        WARRANT A    WARRANT B

Expected term - years                                       5          1.5
Stock price on date of commitment (July 19, 2004)         $0.15       $0.05
Expected dividend yield                                       0%          0%
Expected stock price volatility                             146%       1 46%
Risk-free interest rate                                       4%          4%

         We recognized a loss of $2,450,000 on the commitment of the warrants determined as follows:

Fair value of warrants on commitment date                           $ 1,395,000
Loss on fair value adjustment of derivatives                        $ 2,805,000
                                                                    ============
Income on fair value adjustment of derivatives                      $(3,566,000)
================================================================================
Fair value of warrants as of December 31, 2005                      $   634,000
================================================================================

         The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time (3.5 years and 1.5 years for the Class A and B at December 31, 2005), (4.5 years and 1.5 years for the Class A and B at December 31,
         2004), and using the stock price at the balance sheet date ($0.015 and $0.10 at December 31, 2005 and 2004).

NOTE 11 - CONCENTRATIONS AND UNCERTAINTIES

         Total net sales earned from one customer constituted 100% of total net sales earned for the years ended December 31, 2005 and 2004.

         The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 12 - INVESTMENTS

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

         During 2004, the investment in ELO was impaired in full and a loss was recorded for $11,272.

NOTE 13- CAPITALIZED DEVELOPMENT COSTS AND LICENSES

         Capitalized development costs and licenses at December 31, 2005 consisted of the following:

                                                  Development   Costs Licenses
                                                  ----------------------------
                  Capitalized development costs     $130,500       $680,964
                  Less Impairment                       --             --
                  Less accumulated amortization         --             --
                                                  ----------------------------
                  Total                             $130,500       $680,964
                                                  ============================


         Amortization expense was $0 and $125,398 for the years ended December 31, 2005 and 2004, respectively.

         The  estimated  amortization  of  capitalized   development  costs  and
         licenses are as follows for the next five years:

                           2006               $478,482
                           2007                211,482
                           2008                101,500
                           2009                 20,000
                        Thereafter                 --
                                              --------
                            Total             $811,464

         During the period ended December 31, 2004, capitalized licenses were impaired due to the lack of product sales and management's assessment of future sales. During the year ended December 31, 2004, a total of $234,812 was expensed under the caption "Cost of Sales - License Development," due to the impairment.

NOTE 14 - NEW TECHNICAL PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision to SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 14 - NEW TECHNICAL PRONOUNCEMENTS - CONTINUED

         SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

         In accordance with the Securities and Exchanges Commission's Staff Accounting Bulletin 107, SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, the Company will adopt SFAS No. 123R as of January 1, 2006. The Company expects the adoption of this standard will not have a material impact on its future results of operation.

         In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company implemented this standard on January 1, 2006 and will not have a material impact on the company.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle or when an accounting pronouncement does not include specific transition provisions and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company implemented this standard on January 1, 2006, and it will not have a material impact on the Company.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company's fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

NOTE 15 - SHAREHOLDERS EQUITY

         Common Stock

         During March 2005, the Company issued 300,000 shares of common stock for consulting services valued at $24,000.

         During February and March 2004, shareholders of the Company exercised their stock warrants in the Company. The Company issued 245,000 shares of common stock at a exercise price of $1.00 per share.

         In March 2004, the Company issued 1,492,536 shares of common stock in satisfaction of $1,000,000 in convertible notes payable.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 15 - SHAREHOLDERS EQUITY - CONTINUED

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

         Warrants

         Pursuant to the acquisition agreement between Lance Systems, Inc. ("Lance") and Conspiracy Entertainment Corporation ("Conspiracy"), Lance guaranteed a private placement to raise $1 million for Conspiracy. The funds were to be raised through the issuance of 1 common share at $.67 per share with one attached warrant to purchase 1 share of common stock at $1 per share. In January 2004, the funding was completed and 1,500,000 warrants were issued.

         During February and March 2004 warrants were exercised for 245,000 shares of common stock at a price of $1.00 per share.

         On August 31, 2004, the Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company's common stock, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company's common stock, to four institutional investors. The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants.

         On September 28, 2004, the Company sold a $50,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrant to purchase 1,000,000 share of the Company's common stock, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company's common stock, to one institutional investor. The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

         The fair values of these warrants were estimated at the date of grant using the Black-Scholes American pricing model with the following weighted-average assumptions for 2004: expected volatility of 146%; risk-free interest rate of 4.0%; and expected life of one and a half and five years. The weighted-average fair value of warrants granted was $0.14 at grant.

                     CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2005

NOTE 15 - SHAREHOLDERS EQUITY - CONTINUED

         On February 9, 2005, the Company sold a $650,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrant to purchase 13,000,000 share of the Company's common stock, and Class B Common Stock Purchase Warrants to purchase 13,000,000 shares of the Company's common stock, to one institutional investor. The Company received gross proceeds totaling $650,000 from the sale of the Debentures and the Warrants.

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