Form 10QSB
period 2006-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2006-06-14
CIK 1136424

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB

                                 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER 0-32427

                  CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
               (Name of small business issuer in its charter)

     Utah                                                        87-0386790
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)

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



                  CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
               MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB
                             TABLE OF CONTENTS

                                                                       Page
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . 3
Item 2.   Management's Discussion and Analysis or Plan of
          Operation. . . . . . . . . . . . . . . . . . . . . . . . . . .23
Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . .30

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .31
Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . .31
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . .31
Item 4.   Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . .31
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . .31
Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .31

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32


PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.








                  Conspiracy Entertainment Holdings, Inc.

                     CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2006















                  Conspiracy Entertainment Holdings, Inc.
                   Unaudited Consolidated Balance Sheets

                                   ASSETS
                                                   March 31,   December 31,
                                                     2006          2005
                                                 ------------  ------------
Current Assets:
 Cash                                            $     9,458   $         -
 Restricted Cash                                       4,489         4,489
 Accounts Receivable, net of allowance for
  doubtful accounts of zero in 2006 and 2005          32,526       189,776
                                                 ------------  ------------
   Total Current Assets                               46,473       194,265
                                                 ------------  ------------
Property & Equipment (Net)                            11,837        15,237
                                                 ------------  ------------
Other Assets:
 Capitalized Development Costs and Licenses, Net     860,964       811,464
 Deposits                                              6,907         6,907
 Investments                                               -             -
                                                 ------------  ------------
   Total Other Assets                                867,871       818,371
                                                 ------------  ------------
   Total Assets                                  $   926,181   $ 1,027,873
                                                 ============  ============











 The accompanying notes are an integral part of these financial statements
                                    -4-

                  Conspiracy Entertainment Holdings, Inc.
                   Unaudited Consolidated Balance Sheets

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   March 31,   December 31,
                                                     2006          2005
                                                 ------------  ------------
Current Liabilities
 Accounts Payable                                   $498,626      $450,253
 Accounts Payable - related party                          -             -
 Accrued Expenses                                          -        15,416
 Payroll Taxes Payable                               378,178       351,126
 Deferred Compensation                               490,743       463,843
 Advance                                             125,000       125,000
 Deferred Revenue                                          -             -
 Lease Obligations - Current                               -             -
 Notes Payable                                       379,221       379,221
 Derivative liability on warrants                    359,000       634,000
 Convertible Notes Payable, net of discounts
  of $500,000 in 2006 and $718,750 in 2005         1,250,000     1,031,250
                                                 ------------  ------------
   Total Current Liabilities                       3,480,768     3,450,109
                                                 ------------  ------------
Stockholders' Deficit
 Common Stock, 100,000,000 Shares Authorized
  $.001 Par Value, 37,785,509 Shares
  Issued and Outstanding                              37,786        37,786
 Additional Paid-In Capital                        4,281,573     4,281,573
 Minority Interest                                   (29,400)      (29,400)
 Accumulated Deficit                              (6,844,546)   (6,712,195)
                                                 ------------  ------------
Total Stockholders' Equity                        (2,554,587)   (2,422,236)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $   926,181   $ 1,027,873
                                                 ============  ============










 The accompanying notes are an integral part of these financial statements
                                    -5-

                  Conspiracy Entertainment Holdings, Inc.
              Unaudited Consolidated Statements of Operations

                                                    For the Periods Ended
                                                           March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Revenues:
 Product Sales                                   $         -       151,808
 License Revenue                                           -             -
                                                 ------------  ------------
Cost of Sales:
 Product Costs                                             -       134,473
 License Development                                       -             -
                                                 ------------  ------------
Gross Profit (Loss)                                        -        17,335
                                                 ------------  ------------
Operating Expenses:
 Professional Fees                                    55,000       203,700
 Wages and Salaries                                  103,849       132,402
 Selling, General & Administrative                    71,514        87,729
                                                 ------------  ------------
   Total Operating Expenses                          230,363       423,831
                                                 ------------  ------------
Net Operating Loss                                  (230,363)     (406,496)
                                                 ------------  ------------
Other Income (Expenses)
 Interest Expense                                          -       (18,202)
 Net Financing Income (Expense)                       56,250       562,333
 Other Income (Expense)                               41,762             -
                                                 ------------  ------------
   Total Other Income (Expenses)                      98,012       544,131
                                                 ------------  ------------
(Income) Loss Before Income Taxes                   (132,351)      137,635

Provision for Income Taxes                                 -             -

Minority Interest                                          -             -
                                                 ------------  ------------
Net Income (Loss)                                $  (132,351)  $   137,635
                                                 ============  ============
Net Income (Loss) Per Share - Basic              $         -   $         -
                                                 ============  ============
Net Income (Loss) Per Share - Diluted            $         -   $         -
                                                 ============  ============
Weighted Average Shares Outstanding:
 Basic                                            37,785,509    37,485,509
                                                 ============  ============
 Diluted                                          37,785,509    37,485,509
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements
                                    -6-

                  Conspiracy Entertainment Holdings, Inc.
              Unaudited Consolidated Statements of Operations

                                                   For the Periods Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Net (Income) Loss
 Other Comprehensive Income:
  Loss on Foreign Currency Translation                     -             -
                                                 ------------  ------------
Net Comprehensive Income (Loss)                    $(132,351)    $ 137,635
                                                 ============  ============























 The accompanying notes are an integral part of these financial statements
                                    -7-

                  Conspiracy Entertainment Holdings, Inc.
              Unaudited Consolidated Statements of Cash Flows

                                                            For the Periods Ended
                                                                    March 31,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------
Cash Flows from Operating Activities:
 Net Income (Loss)                                         $  (132,351)  $   137,635
 Adjustments to Reconcile Net Loss to Net Cash
  Used by Operations:
   Depreciation & Amortization                                   3,400         6,571
   Amortization of discount on convertible notes payable       218,750       191,667
   Financing Fees and Services Paid with Common Stock                -        24,000
   Net change in derivative liability                         (275,000)     (979,000)
   Compensation for conversion feature of notes payable              -       225,000
 Change in Operating Assets and Liabilities:
  Accounts Receivable                                          157,250        60,292
  Accounts Payable and Accrued expenses                         60,009        (4,861)
  Deferred Compensation                                         26,900        10,788
                                                           ------------  ------------
Net Cash Provided (Used) by Operating Activities                58,958      (327,908)

Cash Flows from Investing Activities
 Payments for development costs and liabilities                (49,500)     (305,000)
 Payments for equipment                                              -       (15,695)
                                                           ------------  ------------
Net Cash Used by Investing Activities                          (49,500)     (320,695)

Cash Flows from Financing Activities
 Proceeds from Convertible Notes Payable                             -       650,000
 Payments for Capital Leases                                         -        (4,155)
                                                           ------------  ------------
Net Cash Provided by Financing Activities                            -       645,845
                                                           ------------  ------------
Increase (Decrease) in Cash                                      9,458        (2,758)

Cash and Cash Equivalents at Beginning of Period                     -       165,762
                                                           ------------  ------------
Cash and Cash Equivalents at End of Period                 $     9,458   $   163,004
                                                           ============  ============

Cash Paid For:
 Interest                                                  $         -   $         -
                                                           ============  ============
 Income Taxes                                                        -             -
                                                           ============  ============
Non-Cash Investing and Financing Activities:
 Capital contributed for financing fees                    $         -   $         -
                                                           ============  ============
 Common stock issued for services                          $         -   $    24,000
                                                           ============  ============
 Beneficial conversion feature of convertible
  notes payable                                            $         -   $   225,000
                                                           ============  ============


 The accompanying notes are an integral part of these financial statements
                                    -8-

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

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

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

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

Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At March 31, 2006, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the year.

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

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

At March 31, 2006, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the year.

g.    Property and Equipment

Provision for depreciation of software and equipment is computed on the straight-line method for financial reporting purposes.
Depreciation is based upon estimated useful lives as follows:

            Computer equipment                         5 Years
            Software and loan costs                    3 Years
            Office equipment                           6 Years
            Furniture and fixtures                    10 Years
            Leasehold improvements                     5 Years

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

g.    Property and Equipment - continued

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $3,400 and $6,571 for March 31, 2006 and 2005, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At March 31, 2006 and 2005, no impairments were recognized.

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

iv.   Collectibility is reasonably assured

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

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

i.    Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred.
Advertising and marketing expense for the periods ended March 31, 2006 and 2005 was $7,246 and $15,397, respectively.

j.    Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for March 31, 2006 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   CONTINUED

j.    Earnings (Loss) Per Share of Common Stock - Continued

                                                    For the Periods Ended
                                                           March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Earnings per share:
 Income (Loss) (numerator)   basic               $  (132,351)  $   137,635
 Effect of dilutive securites
  Convertible notes payable                                -        13,343
                                                 ------------  ------------
   Income (Loss)(numerator)   diluted               (132,351)      150,978
                                                 ------------  ------------
   Shares (denominator) - basic                   37,785,509    37,485,509

Effect of dilutive securities
 Convertible notes payable                             -        35,000,000
 Warrants                                              -        10,000,000
                                                 ------------  ------------
 Shares (denominator) - diluted                   37,785,509    82,485,509
                                                 ============  ============
 Per Share Amount - basic                        $      -      $      -
                                                 ============  ============
 Per Share Amount - diluted                      $      -      $      -
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

m.    Functional Currency and Foreign Currency Translation

The Company's functional currency is the U.S. dollar.  In accordance with
Statement of Financial   Accounting   Standard No. 52,   "Foreign
Currency Translation", the assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated into U.S. dollars at the average monthly exchange rate. Related translation adjustments are reported as a separate component of Stockholders' Equity, whereas gains and losses from foreign currency transactions are included in results of operations.
                                    -14-
                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   CONTINUED

n.   Restatement

The financial statements have been restated to properly record the warrants and conversion feature issued in connections with the convertible note payable. The Company had previously expensed the $2,882,766 fair value of the warrants and recorded contributed capital. The Company has now recorded the fair value of the conversion feature and warrants as a discount against the notes payable and related amortization. The Company further booked the derivative liability in connection with the warrants in accordance with EITF 00-19 (See Note 8). The effect on the financial statements at March 31, 2005 and for the Year Ended March 31, 2005 are as follows:

                                                         March 31, 2005
                                                 --------------------------
                                                As Previously
                                                   Reported      Restated
                                                 ------------  ------------
     Financing Income (Expense)                     (510,000)      562,333
     Net Income (Loss)                              (934,698)      137,635
                                                 ------------  ------------
     Net Income (Loss) Per Share                 $      (.02)  $         -
                                                 ============  ============

NOTE 2   -   GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the period ended March 31, 2006, the Company incurred a net loss of $132,351. In addition, the Company had an accumulated deficit of $6,844,546 and current liabilities in excess of current assets as of March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                    -15-

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 3 - CONVERTIBLE NOTES PAYABLE

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

In August 2005, the Company amended the conversion terms of all existing convertible notes payable ($1,750,000 as of March 31, 2006). The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company's Common Stock for the 30 trading days prior to a conversion date (effectively $0.007 per share). If the note was converted the Company would have to issue 250,000,000 shares effectively changing control of the Company.

Of the $650,000 in proceeds from the  convertible  debentures  $225,000 has been recorded as paid in capital and $425,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $379,167 through March 31, 2006.

During the period ended March 31, 2005, the Company incurred professional fees to advisory firms for agent services related to the placement of the Convertible Note Payable. The professional fees totaled $100,500 and were paid by issuing 300,000 shares of the Company's common stock valued at $24,000 and $76,500 in cash.

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

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $870,833 through March 31, 2006 and $320,833 through March 31, 2005.
                                    -16-

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 4 - NOTES PAYABLE

On August 8, 2005 the Company entered into notes payable agreements with two capital funds for a total of $223,600 in proceeds. Under the terms of the loans, the Company also agreed to share 50% of the profit earned by the Company on a new product that released in 2005 for a maximum of $300,000. The note is due on February 1, 2006 and bears no interest (other than the profit sharing arrangement). The Company has agreed to pay a consultant $5,000 and 200,000 restricted shares of its common stock in exchange for services provided relating to the notes payable agreement. The note is currently in default.

Long- term liabilities are detailed in the following schedules as of March 31, 2006 and December 31, 2005:

                                                             March 31,   December 31,
                                                               2006          2005
                                                           ------------  ------------
Convertible debentures to partnerships
and funds; 5% interest payable annually;
secured by the Company's assets, due
August 2006, convertible anytime at a rate of
the lessor of $0.05 per common share or 70% of the 5
lowest closing bid prices for the last 30 days trading
prior to the conversion; net discount of
$500,000 in 2006 and $718,750 at 2005                       $1,750,000   $ 1,750,000

Notes payable to institutional investors; no interest;
profit sharing of 50% for the game "Ultimate Block
Party" up to a maximum of $300,000; secured by the
Company's assets; due in February 2006; currently in
default                                                        194,093       194,093

Note Payable to an individual; total
interest of $88,000 (50,000 pounds) due,
principal and interest due upon receipt of first
$355,000 of product sales from British publisher,
unsecured                                                      185,128       185,128
                                                           ------------  ------------
Total Notes Payable                                        $ 2,129,221   $ 2,129,221
                                                           ------------  ------------
Less Current Portion                                        (2,129,221)   (2,129,221)
                                                           ------------  ------------
     Total Long-Term Liabilities                           $     -       $       -
                                                           ============  ============


Future minimum principal payments on notes payable are as follows:

       2006                                                $ 2,129,221
       Thereafter                                                   -
                                                           ------------
       Total                                               $ 2,129,221
                                                           ============

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 5   LEASE COMMITMENTS

The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in April 2006. The Company also leased certain office equipment and a vehicle under non-cancelable capital lease arrangements that expired through September 2005.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 31, 2006 were as follows:

     Period Ending                       Operating
       March 31,                            Leases
     -------------                    ------------
     2006                             $     4,283
     Thereafter                                -
                                      ------------
                                      $     4,283
                                      ============

Rent expense was $18,073 and $17,120 for the periods ended March 31, 2006 and 2005, respectively.

NOTE 6 - AGREEMENTS

Settlement Agreements
---------------------
On June 28, 2005, the Company entered into a Settlement Agreement and Mutual Release with a software publisher related to a dispute. Pursuant to the agreement, the Company received $112,500 from the customer to settle the dispute in August 2005.

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute. Pursuant to the agreement, the Company received an advance of $125,000 and may receive three additional advances of $125,000 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as a customer deposit in the accompanying financial statements at March 31, 2006.

Employment Agreements
---------------------
On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Financial Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company's total issued and outstanding common shares as of the date of the agreement. During the three months ended March 31, 2006 and 2005, the Company recorded $86,100 and $114,600 of compensation expense, respectively related to these agreements. Of the compensation expense amounts $0 and $0 is related to committed common stock, and $26,900 and $28,500 of deferred compensation as related to these agreements during 2006 and 2005, respectively. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.
                                    -18-
                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 6 - AGREEMENTS - continued

Withholding Tax Payable
-----------------------
The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service ("IRS"). As of March 31, 2006 and 2005 the Company withheld $175,770 and $113,400, respectively. As of March 31, 2006, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which is most likely subject to penalties and interest. As of March 31, 2006, the Company had not been audited or invoiced by the IRS. The amount due at March 31, 2006 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Vacation Accrual
----------------
During the periods ended March 31, 2006 and 2005, the Company did not accrue liabilities for vacation payable to employees. The Company's management believes vacation earned during and prior to 2006 was utilized by the employees of the Company as of March 31, 2006, and accordingly, has not recorded an accrued liability.

NOTE 7 - ACCOUNTS PAYABLE - SWING ENTERTAINMENT

Historically, the Company has obtained most of its financing for development costs through Swing Entertainment. The Company had entered into various licensing agreements with Swing Entertainment for the development of games. Based on these agreements, the Company received advances from the vendor in order to finance specific project operations.

In April 2004, the Company entered into a forgiveness and settlement agreement with Swing Entertainment Media (SWING). Pursuant to the agreement the Company was released of all obligations to or from SWING approximating $2,400,000 in payables. As of March 31, 2006 and 2005, the Company had no accounts payable to Swing Entertainment.

NOTE 8   DERIVATIVES

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. In accordance with accounting mandate, the derivative liability associated with the warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as financing expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as financing income as the value of the warrants decreases from a decrease in our stock price.

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 8   DERIVATIVES - continued

During 2005 and 2004, we issued Class A and Class B warrants to purchase an aggregate of 44,000,000 shares of our common stock in connection with a certain convertible note payable. The Class A warrants entitle the holders to purchase up to 35,000,000 shares of our common stock at a price of $0.20 per share, and expire 5 years from the date grated and the Class B warrants entitle the holders to purchase up to 35,000,000 additional shares of our common stock at a price of $0.05 per share. Each warrant is subject to standard adjustment provisions. These warrants are accounted for as a derivative liability according to the guidance of EITF 00-19 and the fair value of warrant was initially assessed in accordance with EITF 98-5 as a discount on the underlying convertible note and then adjusted to fair value using the Black-Scholes valuation method. The fair value of each warrant was estimated on the date granted with the following assumptions:

                                                              Warrant A     Warrant B
                                                           ------------  ------------
     Expected term - years                                           5           1.5
     Stock price on date of commitment (July 19, 2004)          $ 0.15        $ 0.05
     Expected dividend yield                                       0%             0%
     Expected stock price volatility                              146%          146%
     Risk-free interest rate                                        4%            4%

We recognized a loss on the commitment of the warrants determined as follows:

                                                                       March 31,
                                                               2006          2005
                                                           ------------  ------------
     Fair value   beginning of period                      $   634,000   $ 3,550,000
     Fair value   end of period                                359,000     3,221,000
                                                           ------------  ------------
     Loss on fair value adjustment of derivatives          $  (274,000)  $  (329,000)
                                                           ============  ============

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time (3.5 years and 1.5 years for the Class A and B at March 31, 2006), (4.5 years and 1.5 years for the Class A and B at March 31, 2005), and using the stock price at the balance sheet date ($0.01 and $0.07 at March 31, 2006 and 2005).

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 9 - CONCENTRATIONS AND UNCERTAINTIES

Total net sales earned from one customer constituted 100% of total net sales earned for the periods ended March 31, 2006 and 2005.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company's operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

NOTE 10- CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at March 31, 2005 consisted of the following:

                                                            Development
                                                              Costs        Licenses
                                                           ------------  ------------
     Capitalized development costs                         $   137,500   $   723,464
      Less Impairment                                                -             -
      Less accumulated amortization                                  -             -
                                                           ------------  ------------
      Total                                                $   137,500   $   723,464
                                                           ============  ============

Amortization expense was $0 and $0 for the periods ended March 31, 2006 and 2005, respectively.

The estimated amortization of capitalized license fees are as follows for the next five years:

          2006                                  $   478,482
          2007                                      260,982
          2008                                      101,500
          2009                                       20,000
          Thereafter                                      -
                                                ------------
                                                $   860,964
                                                ============

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 14 - NEW TECHNICAL PRONOUNCEMENTS

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company implemented this standard on January 1, 2006 and will not have a material impact on the company.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain
Hybrid Financial Instruments   an amendment of FASB Statements No. 133 and
140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company's fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

NOTE 15   SHAREHOLDERS EQUITY

Common Stock
------------

During March 2005, the Company issued 300,000 shares of common stock for consulting services valued at $24,000.

Warrants
--------

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

Warrant pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, the Company's warrants have characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the warrants and that the resulting warrant values are reasonable.
                                     22

                  Conspiracy Entertainment Holdings, Inc.
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2006

NOTE 15   SHAREHOLDERS EQUITY   CONTINUED

Stock Options
-------------

The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense for periods beginning after December 31, 2005 would include: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Implementing this standard has had no effect on the Company's financial statements because we do not have any stock-based compensation plans or options outstanding.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31,
2006

      Revenues for the three months ended March 31, 2006 were $0, compared to $151,808 for the three months ended March 31, 2005. As we shipped product late in 2005, the need for reorders in early 2006 were non-existent. The reason for the $151,808 decrease in revenues was that for the period ended March 31, 2005, we had received reorders for products previously shipped, while in 2006 due to our late shipment of product in 2005, there was no demand for reorders.

      The below table provides a comparison of the nature and source of our revenue for the periods indicated.

                                                   Quarter Ended
                                            March 31, 2006  March 31, 2005
                                            --------------  --------------
Number of New Titles Released                           0               0
Number of Titles Reordered                              0               3
Average Price Per Title                     $           0   $        6.05
Revenue From Internally Developed Titles    $           0   $     117,181
Partially Complete Sales                    $           0   $           0
Translated Sales                            $           0   $      34,528
License Revenue                             $           0   $           0
Other Revenue                               $           0   $           0

     For the three months ended March 31, 2006, selling, general and administrative expenses totaled $230,363. This was a decrease of $193,468, or 54%, from selling, general and administrative expenses of $423,831 in the three months ended March 31, 2005. Without any financing for the three months ended March 31, 2006, the company reduced its consulting fees $94,200 to $0 for the period ending March 31, 2006 as compared to $94,200 for the same period of 2005. Attorney fees were reduced from $76,500 for the period ending March 31, 2005 to $35,000 for the same period in 2006. This reduction of $41,500 or 54% was because there no attorney fees related to any pending lawsuits, as they were all resolved in 2005. Payroll was reduced by $26,900 in the three months ended March 31, 2006 to $76,699 as compared to $103,599 for the three months ended March 31, 2005. We have continued to reduce as much cost as possible and there was the only expense to increase substantially during the three months ended March 31, 2006 as compared to the same period in 2005.

     Interest expense was $0 and $18,202 for the three months ended March 31, 2006 and 2005, respectively. The reason for this decrease was due to the change in terms of and conditions of a loan received in August 2003 from Michael Hayward, which was renegotiated in 2005 to no longer accrue interest on the unpaid balance.

     Other income is income not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ended March 31, 2006 we earned other income of $41,762 by selling our interest in Conspiracy Europe to Skream as compared to $0 for the period ended March 31, 2005.

     We incurred $56,250 in net financing income for the period ending March 31, 2006 related to adjustments related to the calculation of derivatives relating to our previous financing as compared to $562,333 for the same period ending March 31, 2005. The reason for the large decrease was that there was no funding during the first quarter 2006 as compared to same period of 2005.

     Our net loss was $132,351 for the three months ended March 31, 2006 compared to net income of $137,635 for the three months ended March 31, 2005. The decrease in profitability for the three months ended March 31, 2005 was due to us not shipping any product during the first quarter 2006, and $506,083 less in net finance income, although we reduced our selling, general and administrative expenses by $193,468.

Liquidity and Capital Resources

      As of March 31, 2006 our cash balance was $13,947, compared to $4,489 at December 31, 2005. Total current assets at March 31, 2006 were $46,473 compared to $194,265 at December 31, 2005. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2006 will be sufficient to cover our working capital requirements for the next twelve months.

      For the period ended March 31, 2006, net cash used in operating activities was $58,958, compared to net cash used in operating activities of $320,695 for the period ended March 31, 2005. The increase in cash used in operating activities by $386,866, or 118% was primarily the result of a decrease in financing fees and services paid with common stock of $24,000, an increase in net change in derivative liabilities by $704,000, a decrease in compensation for conversion feature of notes payable of $225,000, an increase in accounts receivable of $77,759, and an increase in accounts payable and accrued expenses of $64,870.

      For the period ended March 31, 2006, net cash used in investing activities was $49,500, compared to net cash used in investing activities of $320,695 for the period ended March 31, 2005. The decrease in cash used in investing activities of $271,195, or 85%, was due to increases in prepaid license of $115,500 for Ultimate Block Party and $7,000 for PSP Pool and the decrease in PS2 SEGA of $70,000 as compared to increases in prepaid development of $15,000 for GIZ-LFP, $20,000 for PSP GT Cube, $45,000 for PSP Pool and increases in prepaid license of $50,000 for GIZ-LFP, $10,000 for PS2 Defenders, $125,000 for PSP Hustler and $40 for PSP JRF all made during the three months ended March 31, 2005.

      For the period ended March 31, 2006, net cash provided by financing activities totaled $645,845. This compares to cash provided by financing activities of $0 for the period ended March 31, 2006. The decrease in net cash provided by financing activities is the result of $650,000 gross proceeds from convertible notes payable in relation to the monies received from investors in February 2005 along with $4,155 for payments for capital leases paid in 2005 as compared to $0 paid in 2006.

      As of March 31, 2006, $4,489 of the cash proceeds from our August 31, 2004, October 6, 2004 and February 9, 2005 (described below) private placements remains in escrow. Before these funds will be disbursed to us, we must give assurances to the investors the funds will be used for fees, costs or other expenses in relation to publishing or distribution of our products.

      Our accounts receivable at March 31, 2006 was $32,526, compared to $189,779 at December 31, 2005. The change in accounts receivable is primarily due to the Company shipping product late during 2005 under net 30 payment terms and receiving payments during the three months ended March 31, 2006.

      As of March 31, 2006 we had a working capital deficiency of $3,434,292. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of Company stock.

      The current portion of long-term debt at March 31, 2006 was $0 compared to $0 as of December 31, 2005. We paid off the entire $5,251 during the twelve months ended December 31, 2005 with proceeds generated from normal operational cash flow and have not yet entered into any additional long-term debt.

     At March 31, 2006 we had no bank debt.

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

     Despite not generating any revenues during the first quarter 2006, we did collect on receivables for invoices made late 2005. This influx of cash has been able to cover the company expenses throughout the first quarter 2006.]

     We do not have any current plans to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated entirely from our expanded operations which will include video game sales, UMD movies on the PSP format, and revenues from our mobile division. However, if additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

Seasonality and Other Trends

     The interactive entertainment software industry is a seasonal and cyclical industry. The majority of sales is generated in the fourth quarter of each year due to the winter holiday, followed by the first quarter of each year, which consists of sales to those who received new video game platforms over the winter holiday. If we miss this key selling period, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Second and third quarter sales generally drop off considerably unless new products are introduced. Introducing new products during this period however do not do as well as products introduced in either the fourth or first quarters.

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

Research and Development

      We did not spend any money on research and development during the fiscal quarters ended March 31, 2006 and March 31, 2005.

Contractual Obligations

      The following table summarizes our contractual obligations as of March 31,
2006:

                                              Payments due by period
                                -----------------------------------------------------
                                                Less than                   More than
Contractual Obligations               Total      One Year     Years 1-2       2 years
                               ------------  ------------  ------------  ------------
Notes Payable                   $2,158,728    $2,158,728
Operating Lease Obligations     $    4,283    $    4,283
License Fee Obligations            $80,000       $80,000
                                -----------   -----------
Total                           $2,243,011    $2,243,011
                                ===========   ===========

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

                  2006     $4,283

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


                 2006    $223,600


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

Allowance For Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of March 31, 2006, the allowance for doubtful accounts holds a zero balance, as none of our accounts receivable are deemed uncollectible.

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

      Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $860,694 at March 31, 2006. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

PART II   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

     As of the date this report was filed, there was no material development in the legal proceedings reported in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.        OTHER INFORMATION.

Not applicable.

ITEM 6.       EXHIBITS.

Exhibit Number
Description
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2 Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.


Dated: June 14, 2006               By: /S/ Sirus Ahmadi
                                   ---------------------------------------
                                        Sirus Ahmadi
                                        Chief Executive Officer


Dated: June 14, 2006               By: /S/ Keith Tanaka
                                   ---------------------------------------
                                           Keith Tanaka
                                           Chief Financial Officer