Form 10QSB
period 2006-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2006-08-21
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	87-0386790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

612 Santa Monica Boulevard, Santa Monica, CA 90401
(Address of principal executive offices)

Issuer’s telephone Number: (310) 260-6150

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
Yes [_] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2006, the issuer had 37,785,509 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Conspiracy Entertainment Holdings, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current Assets:
Cash	$57,936	$-
Restricted Cash	4,489	4,489
Accounts Receivable, net of allowance
for doubtful accounts of zero in 2006 and 2005	102,526	189,776

Total Current Assets	164,951	194,265

Property & Equipment (Net)	9,489	15,237

Other Assets:
Capitalized Development Costs and Licenses, Net	680,380	811,464
Deposits	6,907	6,907
Prepaid Expenses	4,462	-

Total Other Assets	691,749	818,371

Total Assets	$866,189	$1,027,873

(Continued)

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2006	2005
	(Unaudited)
Current Liabilities:
Accounts Payable	$429,626	$450,253
Accrued Expenses	-	15,416
Payroll Taxes Payable	395,874	351,126
Deferred Compensation	523,243	463,843
Advance	125,000	125,000
Deferred Revenue	50,000	-
Notes Payable	379,221	379,221
Derivative Liability on Warrants	410,000	634,000
Convertible Notes Payable, net of discount
of $281,250 in 2006 and $718,750 in 2005	1,468,750	1,031,250

Total Current Liabilities	3,781,714	3,450,109

Total Liabilities	3,781,714	3,450,109

Stockholders' Deficit
Common Stock, 100,000,000 Shares Authorized,
$.001 Par Value, 37,785,509 Shares
Issued and Outstanding	37,786	37,786
Additional-Paid in Capital	4,281,573	4,281,573
Minority Interest	(29,400)	(29,400)
Accumulated Deficit	(7,205,484)	(6,712,195)

Total Stockholders' Equity	(2,915,525)	(2,422,236)

Total Liabilities and Stockholders' Equity	$866,189	$1,027,873

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Unauditied Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Product Sales	$360,032	$410,555	$360,032	$562,363
License Revenue	-	-	-	-

Cost of Sales
Product Costs	257,734	147,164	257,734	281,637
License Development	-	-	-	-

Gross Profit (Loss)	102,298	263,391	102,298	280,726

Operating Expenses:
Professional Fees	732	14,550	55,732	218,250
Wages and Salaries	100,515	132,129	204,364	264,531
Selling, General & Administrative	92,239	81,771	163,753	169,500

Total Operating Expenses	193,486	228,450	423,849	652,281

Net Operating Loss	(91,188)	34,941	(321,551)	(371,555)

Other Income(Expense)
Interest Expense	-	(161,551)	-	(179,753)
Net Financing Income (Expense)	(269,750)	1,237,250	(213,500)	1,799,583
Other Income (Expense)	-	-	41,762	-

Total Other Income(Expense)	(269,750)	1,075,699	(171,738)	1,619,830

(Income) Loss Before Income Taxes	(360,938)	1,110,640	(493,289)	1,248,275

Provision for Income Taxes	-	-	-	-

Minority Interest	-	-	-	-

Net Income (Loss)	$(360,938)	$1,110,640	$(493,289)	$1,248,275

Net Income (Loss) Per Share - Basic	$(0.01)	$0.03	$(0.01)	$0.03
Net Income (Loss) Per Share - Diluted	$(0.01)	$0.03	$(0.01)	$0.03
Weighted Average Shares Outstanding:
Basic	37,785,509	37,637,176	37,785,509	37,637,176
Diluted	37,785,509	37,637,176	37,785,509	37,637,176

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Unauditied Consolidated Statements of Other Comprehensive Income
Unaudited

	For the Periods Ended		For the Periods Ended
	March, 31		March, 31
	2006	2005	2006	2005
		(Restated)		(Restated)
Net Income (Loss)	(360,938)	1,110,640	(493,289)	1,248,275
Other Comprehensive Income:
Loss on Foreign Currency Translation	-	-	-	-

Net Comprehensive Income (Loss)	$(360,938)	$1,110,640	$(493,289)	$1,248,275

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
Unaudited

	For the Period Ended
	June 30,
	2006	2005
		(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(493,289)	$$1,248,275
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations:
Depreciation & Amortization	60,784	15,131
Amortization of Discount on Convertible Notes Payable	437,500	410,417
Financing Fees and Services Paid with Common Stock	-	24,000
Net Change in Derivative Liability	(224,000)	(2,295,000)
Compensation for Conversion Feature of Notes Payable	-	225,000
Change in Operating Assets and Liabilities:
Accounts Receivable	87,250	100,291
Prepaid Expenses	(4,462)	-
Accounts Payable and Accrued expenses	8,705	57,138
Deferred Compensation	59,400	16,600
Deferred Revenue	50,000	(284,729)

Net Cash Provided (Used) by Operating Activities	(18,112)	(482,877)

Cash Flows from Investing Activities:
Payments for Development Costs and Licenses	(52,952)	(302,425)
Proceeds from Development Costs and Licenses	129,000	-
Payments for Equipment	-	(15,695)

Net Cash Used by Investing Activities	76,048	(318,120)

Cash Flows from Financing Activities:
Proceeds from Convertible Notes Payable	-	650,000
Payments for Capital Leases	-	(6,440)

Net Cash Provided by Financing Activities	-	643,560

Increase (Decrease) in Cash	57,936	(157,437)

Cash and Cash Equivalents at Beginning of Period	-	165,762

Cash and Cash Equivalents at End of Period	$57,936	$8,325

Cash Paid For:
Interest	$-	$-

Income Taxes	-	-

Non-Cash Investing and Financing Activities:
Capital contributed for financing fees	$-	$-
Common stock issued for services	$-	$24,000
Beneficial conversion feature of convertible notes payable	$-	$225,000

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

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

Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At June 30, 2006, $55,036 in amortization expense has been included in cost of sales for the period.

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
June 30, 2006

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

At June 30, 2006, amortization expense of $55,036 has been included in cost of sales for the period.

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

Depreciation charged to operations was $5,748 and $15,131 for June 30, 2006 and 2005, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At June 30, 2006 and 2005, no impairments were recognized.

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
June 30, 2006

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

i. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the periods ended June 30, 2006 and 2005 was $37,029 and $29,850, respectively.

j. Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for June 30, 2006 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

j. Earnings (Loss) Per Share of Common Stock - Continued (Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
Earnings per share:	2006	2005	2006	2005
Income (Loss) (numerator) - basic	$(360,938	$1,110,640	$(493,289)	$1,248,275
Effect of dilutive securities
Convertible notes payable	-	-	-	-
Income (Loss)(numerator) - diluted	(360,938	1,110,64	(493,289)	1,248,275
Shares (denominator) - basic	37,785,509	37,637,176	37,785,509	37,637,176
Effect of dilutive securities
Convertible notes payable	-	-	-	-
Warrants	-	-	-	-

Shares (denominator) - diluted	37,785,509	37,637,176	37,785,509	37,637,176

Per Share Amount - basic	$(0.01)	$0.03	$(0.01)	$0.03

Per Share Amount - diluted	$(0.01)	$0.03	$(0.01)	$0.03

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

m. Functional Currency and Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated into U.S. dollars at the average monthly exchange rate. Related translation adjustments are reported as a separate component of Stockholders’ Equity, whereas gains and losses from foreign currency transactions are included in results of operations.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

n. Restatement

The financial statements have been restated to properly record the warrants and conversion feature issued in connections with the convertible note payable. The Company had previously expensed the $2,882,766 fair value of the warrants and recorded contributed capital. The Company has now recorded the fair value of the conversion feature and warrants as a discount against the notes payable and related amortization. The Company further booked the derivative liability in connection with the warrants in accordance with EITF 00-19 (See Note 8). The effect on the financial statements at June 30, 2005 and for the Year Ended June 30, 2005 are as follows:

	June 30, 2005 (Unaudited)
	As Previously
	Reported	Restated
Financing Income (Expense)	(510,000)	562,333
Net Income (Loss)	(1,061,309)	1,799,583
Net Income (Loss) Per Share	$(.03)	$.03

o. Reclassification

The financial statements for the period ended prior to June 30, 2006 have been reclassified to conform to the headings and classifications used in the June 30, 2006 financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the period ended June 30, 2006, the Company incurred a net loss of $493,289. In addition, the Company had an accumulated deficit of $7,205,484 and current liabilities in excess of current assets as of June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 3 - CONVERTIBLE NOTES PAYABLE - CONTINUED

In August 2005, the Company amended the conversion terms of all existing convertible notes payable ($1,750,000 as of June 30, 2006). The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.007 per share). If the note was converted the Company would have to issue 250,000,000 shares effectively changing control of the Company.

Of the $650,000 in proceeds from the convertible debentures $225,000 has been recorded as paid in capital and $425,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $460,417 through June 30, 2006.

During the period ended June 30, 2005, the Company incurred professional fees to advisory firms for agent services related to the placement of the Convertible Note Payable. The professional fees totaled $100,500 and were paid by issuing 300,000 shares of the Company’s common stock valued at $24,000 and $76,500 in cash.

On August 31, 2004, the Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock, to four institutional investors. The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants.

On September 28, 2004, the Company sold a $50,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrant to purchase 1,000,000 share of the Company’s common stock, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock, to one institutional investor. The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,008,333 through June 30, 2006 and $458,333 through June 30, 2005.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 4 - NOTES PAYABLE - CONTINUED

Long- term liabilities are detailed in the following schedules as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Convertible debentures to partnerships
and funds; 5% interest payable annually;
secured by the Company’s assets, due
August 2006, convertible anytime at a rate of
the lessor of $0.05 per common share or 70% of the 5
lowest closing bid prices for the last 30 days trading
prior to the conversion; net discount of
$281,250 in 2006 and $718,750 at 2005	$1,750,000	$1,750,000

Notes payable to institutional investors; no interest;
profit sharing of 50% for the game “Ultimate Block
Party” up to a maximum of $300,000; secured by the
Company’s assets; due in February 2006; currently in
default	194,093	194,093

Note Payable to an individual; total
interest of $88,000 (50,000 pounds) due,
principal and interest due upon receipt of first
$355,000 of product sales from British publisher,
unsecured	185,128	185,128

Total Notes Payable	$2,129,221	$2,129,221

Less Current Portion	(2,129,221)	(2,129,221)

Total Long-Term Liabilities	$-	$-

Future minimum principal payments on notes payable are as follows:

2006		2,129,22
Thereafter		-
Total		$2,129,221

NOTE 5 - LEASE COMMITMENTS

The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in April 2009. This lease is an extension of a lease that expired in April 2006. The Company also leased certain office equipment and a vehicle under non-cancelable capital lease arrangements that expired through September 2005.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 5 - LEASE COMMITMENTS - CONTINUED

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at June 30, 2006 were as follows:

Period Ending	Operating
June 30,	Leases

2007	$53,736
2008	55,344
2009	28,080
Thereafter	-
$137,160

Rent expense was $32,669 and $31,538 for the periods ended June 30, 2006 and 2005, respectively.

NOTE 6 - AGREEMENTS

Settlement Agreements

On June 28, 2005, the Company entered into a Settlement Agreement and Mutual Release with a software publisher related to a dispute.  Pursuant to the agreement, the Company received $112,500 from the customer to settle the dispute in August 2005.

Settlement Agreements - Continued

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received an advance of $125,000 and may receive three additional advances of $125,000 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as a customer deposit in the accompanying financial statements at June 30, 2006.

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Financial Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company’s total issued and outstanding common shares as of the date of the agreement. During the six months ended June 30, 2006 and 2005, the Company recorded $112,800 and $152,400 of compensation expense, respectively related to these agreements. Of the compensation expense amounts $0 and $0 is related to committed common stock, and $59,400 and $16,600 of deferred compensation as related to these agreements during 2006 and 2005, respectively. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of June 30, 2006 and 2005 the Company withheld $175,770 and $113,400, respectively. As of June 30, 2006, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which is most likely subject to penalties and interest. As of June, 2006, the Company had not been audited or invoiced by the IRS. The amount due at March 31, 2006 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 6 - AGREEMENTS - CONTINUED

Vacation Accrual

During the periods ended June, 2006 and 2005, the Company did not accrue liabilities for vacation payable to employees. The Company’s management believes vacation earned during and prior to 2006 was utilized by the employees of the Company as of June 30, 2006, and accordingly, has not recorded an accrued liability.

NOTE 7 - ACCOUNTS PAYABLE - SWING ENTERTAINMENT

Historically, the Company has obtained most of its financing for development costs through Swing Entertainment. The Company had entered into various licensing agreements with Swing Entertainment for the development of games. Based on these agreements, the Company received advances from the vendor in order to finance specific project operations.

In April 2004, the Company entered into a forgiveness and settlement agreement with Swing Entertainment Media (SWING). Pursuant to the agreement the Company was released of all obligations to or from SWING approximating $2,400,000 in payables. As of June 30, 2006 and 2005, the Company had no accounts payable to Swing Entertainment.

NOTE 8 - DERIVATIVES

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with accounting mandate, the derivative liability associated with the warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as financing expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as financing income as the value of the warrants decreases from a decrease in our stock price.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 8 - DERIVATIVES - CONTINUED (Unaudited)

We recognized a gain/loss on the commitment of the warrants determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Fair value - beginning of period	$359,000	$3,221,000	$634,000	$3,550,000
Fair value - end of period	410,000	1,905,000	410,000	1,905,000
Gain (Loss) on fair value adjustment of derivatives	$51,000	$(1,316,000)	$(224,000)	$(1,645,000)

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time (3.25 years and 1.5 years for the Class A and B at June 30 2006), (4.25 years and 1.5 years for the Class A and B at June 30, 2005), and using the stock price at the balance sheet date ($0.01 and $0.04 at June 30, 2006 and 2005).

NOTE 9 - CONCENTRATIONS AND UNCERTAINTIES

Total net sales earned from one customer constituted 100% of total net sales earned for the periods ended June 30, 2006 and 2005.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

NOTE 10- CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at June 30, 2006 consisted of the following:

	Development Costs	Licenses
Capitalized development costs	$138,452	$680,964
Less Impairment	-	-
Less accumulated amortization	-	55,036
Total	$138,452	$541,928

Amortization expense was $55,036 and $24,346 for the periods ended June 30, 2006 and 2005, respectively.

The estimated amortization of capitalized license fees are as follows for the next five years:

2007	$457,380
2008	152,250
2009	70,750
Thereafter	-

$680,380

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 14 - NEW TECHNICAL PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

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

Stock Options

The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense for periods beginning after December 31, 2005 would include: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Implementing this standard has had no effect on the Company’s financial statements because we do not have any stock-based compensation plans outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2006

Revenues for the three months ended June 30, 2006 were $360,032, compared to $410,555 for the three months ended June 30, 2005. This represents a decrease of $50,523, or 12.3% comparing the two periods. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. License revenues for the periods ended June 30, 2005 was $284,729 compared to $0 for the three months ended June 30, 2006. The reason for this decrease of $284,729 was the fact that Enclave-XBO was the last product which has been sold to a third party and we did not have any such revenue for the three months ended June 30, 2006. The decrease in product sales revenue for the three months ended June 30, 2006 was 360,032 as compared to $125,826 for the period ending June 30, 2005. This increase of $234,206 or 186% over the same period ending June 30, 2005 can be attributed to the fact that the company released four new UMD movies resulting in sales of $200,000. In addition, although the company only resold one product, Ultimate Block Party, the product is fairly new and the reorder was substantial at $160,032.

The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Quarter Ended
	June 30, 2006	June 30, 2005

Number of New Titles Released	4	0
Number of Titles Reordered	1	2
Average Price Per Title	$7.99	$5.72
Revenue From Internally Developed Titles	$160,032	$93,600
Partially Complete Sales	0	$0
Translated Sales	$200,000	$32,226
License Revenue	$0	$284,729
Other Revenue	$0	$0

Gross profit decreased by $161,093, or 75%, to $102,298 for the three months ended June 30, 2006 compared to $263,390 for the three months ended June 30, 2005. The decrease in gross profit is primarily the result of us not generating any license revenue (which has not related cost) as compared to $284,729 generated in the three months ended June 30, 2005.

For the three months ended June 30, 2006, selling, general and administrative expenses totaled $193,486. This was an decrease of $35,181, or 15.4%, from selling, general and administrative expenses of $228,667 in the three months ended June 30, 2005. Due to the release of 4 new titles during the period ending June 30, 2006, the following expenses increased over the same period ending June 30, 2006, Commission $999 as compared to $0 or 100%, Entertainment $8,558 (soliciting distributors, keeping developers on schedule) as compared to $1,2670 or 573.9%, Corporate Insurance (which was for Production Insurance for video equipment required in creating sales videos and video sequences included in the upcoming Pocket Pool game) $3,515 as opposed to $0 or 100%, Marketing-Games (advertising, sales video costs) $29,783 as compared to $15,200 or 95.9%, and Office Expenses $19,612 as compared to $10,299 or 90.4%. At the same time, we continued our efforts to reduce expenses where possible. Payroll was reduced from $132,129 in the three months ended June 30, 2005 to $89,047 representing a reduction of $43,082 in the period ending June 30, 2006. This was due to our continuous efforts to reduce salaries. Depreciation/Amortization was reduced from $8,560 in the three months ended June 30, 2005 to $2,348 in the three months ended June 30, 2006 a further result of not purchasing many assets and the depreciation/amortization of other company assets. Professional fees were reduced from $14,550 in the period ending June 30, 2005 to $723 in the period ending June 30, 2006 a reduction of $13,818% or 95% due to our not being involved in any current legal matters. Telephone expenses were reduced $2,006 or 45.3% from $4,426 in the period ending June 30, 2005 as compared to $2,421 for the period ending June 30, 2006. Finally with the release of 4 new titles, we spent more time in our offices than traveling looking for additional product and or distribution. Therefore, we were able to reduce our travel expenses from $10,096 in the period ending June 30, 2005 to $2,147 a reduction of $7,949 or 78.7% for the same period ending June 30, 2006.

We incurred zero Interest expense for the three months ended June 30, 2006 as compared to $161,551 over the same period ending June 30, 2005. This was a decrease of $161,551. The reason for this decrease was due to the change terms and conditions of a loan received in August 2003 from Michael Hayward. Per the revised agreement, there is no longer any interest accrued the remaining balance owed.

We had a net Financing Expense of $269,750 in the period ending June 30, 2006 as compared to a Net Financing Income of $1,237,250 which represents a change of $1,507,000 over the same period ending June 30, 2005.

Our net loss was $360,938 for the three months ended June 30, 2006 compared to a net income of $1,110,640 for the three months ended June 30, 2005. The decrease in profitability for the three months ended June 30, 2006 was the combined result of the Company generating $284,729 in License Revenue which helped generate $161,093 more in Gross Profit and the $1,237,250 generated in Net Financing Income despite our releasing 4 new products this quarter and reducing Selling, General and Administrative expense from $228,450 to $193,486 in the period ending June 30, 2006.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues for the six-month period ended June 30, 2005 were $562,363, compared to $360,032 for the six months ended June 30, 2006. This represents a decrease of $202,331, or 36% comparing the two periods. The major components of revenues are product sales and license revenue. License revenues for the six-month periods ended June 30, 2005 was $284,729 and June 30, 2006 was $0 since we did not have any agreements to license product during this period but had $284,729 during the same period in 2005 for license revenues related to Enclave-XBO. For the period ended June 30, 2005, we had product sales of $277,634 as compared to $360,032 for the six months ended June 30, 2006. The reason for the $82,398 or 29.7%, increase in product sales was that we released four new UMD movies for the six month period ended June 30, 2006 resulting in product sales of $200,000, plus we also realized a strong reorder for Ultimate Block Party-PSP while sales in the six months ended June 30, 2005 represented only reorders of previously released products. New product releases generally represent higher sales units and price per unit.

The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Six-Month Period Ended
	June 30, 2006	June 30, 2005

Number of New Titles Released	4	0
Number of Titles Reordered	1	3
Average Price Per Title	7.99	5.90
Revenue From Internally Developed Titles	160,02	210,881
Partially Complete Sales	0	0
Translated Sales	200,000	66,753
License Revenue	0	0
Other Revenue	0	284,729

Gross profit decreased by $178,428, or 63.6%, to $102.298 for the six months ended June 30, 2006 compared to $280,726 for the six months ended June 30, 2004. The decrease in gross profit is primarily due to the expiration of Deferred Revenue realized in the six month period ending June 30, 2005. We had agreements with our distributor to reduce future royalties on products in exchange for advances on future sales (Deferred Revenue). These agreements have expiration dates where if the sales are not recognized within a certain time frame, the distributor would lose the advances paid. Since these royalties were converted to License Revenue without the manufacturing of any goods, the gross profit is 100% of the sales amount.

For the six months ended June 30, 2006, selling, general and administrative expenses totaled $423,849. This was an increase of $228,433, or 35%, from selling, general and administrative expenses of $652,281 in the six months ended June 30, 2005. Due to the four new product releases we increased Entertainment (soliciting distributors, keeping developers on schedule) $6,929 or 128% from $12,345 in the six months ended June 30, 2006 from $5,415 in the six months ended June 30, 2005, Corporate Insurance (Production coverage for video equipment required in creating sales videos and video sequences included in the upcoming Pocket Pool game) $3,515 from $0 in the six months ended June 30, 2005 to $3,515 for the six months ended June 30, 2006, and Marketing Games (advertising, sales video costs, etc.) increased $7,179 or 24.1% from $29,850 in the six months ended June 30, 2006 to $ 37,029 in the six months ended June 30, 2006. At the same time, we continued our efforts to reduce expenses where possible. Depreciation/Amortization was reduced $9,383 or 62% from $15,131 in the six months period ended June 30, 2005 to $5,748 in the six months period ended June 30, 2006 a result of our not purchasing many new assets and the depreciation/amortization of existing company assets. Payroll expenses were reduced $71,635 or 27.1% from $264,531 for the six months period ended June 30, 2005 to $192,886 for the six months period ended June 30, 2006. This was due to our continued efforts to reduce salaries. Professional fees were significantly reduced $162,518 or 74.5% from $218,250 in the six months period ended June 30, 2005 to $55,732 in the six months ended June 30, 2006 due the company not being involved in any litigation. Telephone expenses were reduced $4,880 or 49.4% from $9,870 in the six months ended June 30, 2005 to $4,990 in the six months ended in June 30, 2006 as we made a strong effort to reduce expenses wherever possible. Finally with the release of four new titles, we spent more time in our offices than traveling looking for additional product and or distribution. Therefore we were able to reduce our travel expenses $9,828 or 53.1% from $18,526 in the six months ended June 30, 2005 to $8,698 in the six months ended June 30, 2006.

Other income/expense is income/expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company’s normal operation. In the six months ended June 30, 2006, we had total other expense of $171,738 compared to total other income of $1,619,830 for the six months ended June 30, 2005. Total other income for the six months ended June 30, 2006 consisted of financing costs related to our first quarter 2005 fundraising and $41,762 in other income related to it the sale of our UK operation. Total other income for the six months ended June 30, 2006 consisted of $179,753 of interest expense related to our fundraising efforts and $1,799,583 in Net Financing Income also related to our fundraising efforts.

Our net loss was $493,289 for the six months ended June 30, 2006 compared to net income of $1,248,275 for the ended June 30, 2005. The principal reason for the net loss of $493,289 in the six months ended June 30, 2006 is the $171,738 in other expense combined with a net operation loss of $321,551. For the six months ended June 30, 2005 we generated a net income of $1,248,275 which primarily consisted of gross profit of $280,726 less selling, general and administrative expenses of $652,281, Interest of $179,539 related to our fund raising and Net Financing Income of $1,799,583 related to all if our fundraising efforts. This resulted in an overall net income of $1,248,275.

Liquidity and Capital Resources

As of June 30, 2006 our cash balance was $62,425 compared to $4,489 at June 30, 2005. Total current assets at June 30, 2006 were $164,951 compared to $194,265 at June 30, 2005. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2006 will be sufficient to cover our working capital requirements for the next twelve months.

For the period ended June 30, 2006, net cash used in operating activities was $18,112, compared to net cash used in operating activities of $482,877 for the period ended June 30, 2005. The decrease in cash used in operating activities by $464,765, or 96%, was primarily the result of a decrease in Net Change in Derivative Liability of $2,071,000, a decrease in Compensation for Conversion Feature of Notes Payable of $225,000 despite increases in Deferred Compensation of $42,800, and an increasing deferred revenue of $334,729.

For the period ended June 30, 2006, net cash provided in investing activities was $76,048, compared to net cash used in investing activities of $318,120 for the period ended June 30, 2005. The increase in cash provided of $394,168 was due to the decrease in investing activities costs compared to the same period in 2005 when the company made the following investments : LFP by $65,000, Import Racer PSP by $20,000, Hustler World Championship Pool PSP by $170,000, Defenders increased by $10,000, and JRF by $40,000. and that no PSP tool purchases were made during the period.

For the period ended June 30, 2006, net cash provided by financing activities totaled $0 as there were no fundraising events and the non existence of capital leases. This compares to cash provided by financing activities of $643,560 for the period ended June 30, 2005. The decrease in net cash provided by financing activities is the result of $650,000 gross proceeds from convertible notes payable in relation to the monies received from investors in February 2005 and payment of $6,440 toward capital leases during the six months period ending June 30, 2006.

As of June 30 2006, $4,489 of the cash proceeds from our August 31, 2004, October 6, 2004 and February 9, 2005 (described below) private placements remains in escrow. Before these funds will be disbursed to us, we must give assurances to the investors the funds will be used for fees, costs or other expenses in relation to publishing or distribution of our products.

Our accounts receivable at June 30, 2006 was $102,526, compared to $189,776 at December 31, 2004. The change in accounts receivable is primarily because we received monies from our product shipped late December as of June 30, 2006 which reduced our balance to $0 and then by receiving 50% of $200,000 invoiced in June 2006 were left with only $102,526 in accounts receivable as of June 30, 2006.

As of June 30, 2006 we had a working capital deficiency of $3,616,763. A major portion of our debt is attributed to consulting fees, attorney fees, payroll taxes payable and Convertible Notes Payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of Company stock.

The current portion of long-term debt at June 30, 2006 was $ 0 compared to $0 as of December 31, 2005. We have paid off all capital leases to date and are not anticipating acquiring any additional capital leases in the near future.

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

On August 11, 2006, we sold an aggregate of $247,000 principal amount of 15% secured convertible notes to two accredited institutional investors for gross proceeds totaling $247,000 less expenses of $4,000.

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

Research and Development

We did not spend any money on research and development during the fiscal quarters ended June 30, 2006 and June 30, 2005.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30,
2006:

	Payments due by period
Contractual Obligations	Total	Less than One Year	Years 1-2	More than 2 years

Notes Payable	$2,129,221	$2,129,221
Operating Lease Obligations	$137,160	$53,736	$83,424
License Fee Obligations	$80,000	$80,000
Total	$2,346,381	$2,262,957	$83,424

In September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. Although we expect these notes to be converted into shares of our common stock, the notes if called would be payable in 2006.

2006	$1,100,000

In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have repaid approximately $170,000 with the remaining balance to be paid in the year 2007.

2007	$185,128

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2007	$53,736
2008	$55,344
2003	$28,080

Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005. We are negotiating with Discovery to settle this amount

2005	$80,000

In February 2005, we entered into a convertible notes payable agreement totaling $650,000. Although we expect these notes to be converted into shares of our common stock, the notes if called would be payable in 2006.

2006	$650,000

in August 2005, we entered into a notes payable agreement with two capital funds for a total of $223,600 in proceeds. This note was due February 2006.

2006	$223,600

In August 2006, we entered into a convertible notes payable agreement totaling $247,000. The notes if called would be payable in February 2007.

2007	$247,000

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Allowance For Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of March 31, 2006, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectable.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $680.380 at June 30, 2006. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date this report was filed, there was no material development in the legal proceedings reported in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Dated: August 18, 2006	By:	/s/ Sirus Ahmadi
Sirus Ahmadi Chief Executive Officer

Dated: August 18, 2006	By:	/s/ Sirus Ahmadi
Keith Tanaka Chief Financial Officer