Form 10QSB
period 2006-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2006-11-20
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0386790 (I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2006, the issuer had 38,885,509 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Current Assets:
Cash	$18,984	$-
Restricted Cash	4,489	4,489
Accounts Receivable, net of allowance
for doubtful accounts of zero in 2006 and 2005	437,526	189,776

Total Current Assets	460,999	194,265

Property & Equipment (Net)	7,789	15,237

Other Assets:
Capitalized Development Costs and Licenses, Net	811,146	811,464
Deposits	6,907	6,907

Total Other Assets	818,053	818,371

Total Assets	$1,286,841	$1,027,873

(Continued)

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2006	2005
	(unaudited)
Current Liabilities:
Accounts Payable	$575,376	$450,253
Accounts Payable-related party	-	-
Accrued Expenses	172,650	15,416
Payroll Taxes Payable	410,882	351,126
Deferred Compensation	595,343	463,843
Advance	225,000	125,000
Deferred Revenue	50,000	-
Lease Obligations - Current	-	-
Notes Payable	374,221	379,221
Derivative liability on warrants	169,000	634,000
Convertible Notes Payable, net of discount
of $192,972 in 2006 and $718,750 in 2005	1,804,028	1,031,250

Total Current Liabilities	4,376,501	3,450,109

Total Liabilities	4,376,501	3,450,109

Stockholders' Deficit
Common Stock, 100,000,000 Shares Authorized,
$.001 Par Value, 37,785,509 shares
Issued and Outstanding	37,786	37,786
Additional-Paid in Capital	4,281,573	4,281,573
Minority Interest	(29,400)	(29,400)
Accumulated Deficit	(7,379,618)	(6,712,195)

Total Stockholders' Deficit	(3,089,659)	(2,422,236)

Total Liabilities and Stockholders' Deficit	$1,286,841	$1,027,873

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Unauditied Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Product Sales & License Revenes	$272,500	$110,850	$632,532	$673,213
Cost of Sales
Product Costs & License Development	188,500	85,722	446,234	367,359

Gross Profit (Loss)	84,000	25,128	186,298	305,854

Operating Expenses:
Professional Fees	29,500	119,491	85,232	337,741
Wages and Salaries	114,880	132,129	319,244	396,660
Selling, General & Administrative	90,076	130,536	253,829	300,037

Total Operating Expenses	234,456	382,156	658,305	1,034,438

Net Operating Loss	(150,456)	(357,028)	(472,007)	(728,584)

Other Income(Expense)
Interest Expense	(23,543)	(21,562)	(23,543)	(201,315)
Net Financing Income (Expense)	(190,135)	433,847	(403,635)	(76,153)
Other Income (Expense)	190,000	-	231,762	-

Total Other Income(Expense)	(23,678)	412,285	(195,416)	(277,468)

(Income) Loss Before Income Taxes	(174,134)	55,257	(667,423)	(1,006,052)

Provision for Income Taxes	-	-	-	-

Minority Interest	-	-	-	-

Net Income (Loss)	$(174,134)	$55,257	$(667,423)	$(1,006,052)

Net Income (Loss) Per Share - Basic	$-	$-	$(0.02)	$(0.03)
Net Income (Loss) Per Share - Diluted	$-	$-	$-	$-
Weighted Average Shares Outstanding:
Basic	37,785,509	37,785,509	37,785,509	37,702,308
Diluted	37,785,509	37,785,509	37,785,509	37,702,308

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2006	2005
		(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(667,423)	$(1,006,052)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations:
Depreciation & Amortization	61,112	22,281
Amortization of discount on convertible notes payable	525,778	693,000
Financing Fees and Services Paid with Common Stock	-	30,000
Net change in derivative liability	(465,000)	-
Forgiveness of Debt	-	(476,847)
Change in Operating Assets and Liabilities:
Accounts Receivable	(247,750)	85,171
Prepaid Expenses	-	-
Accounts Payable and Accrued expenses	342,114	244,136
Deferred Revenue	50,000	(259,729)
Deferred Compensation	131,500	51,600

Net Cash Provided (Used) by Operating Activities	(269,669)	(616,440)

Cash Flows from Investing Activities:
Payments for Development Costs and Licenses	(194,347)	(368,425)
Proceeds from Development Costs and Licenses	141,000	-
Payments for equipment	-	(15,696)

Net Cash Used by Investing Activities	(53,347)	(384,121)

Cash Flows from Financing Activities:
Proceeds from Notes Payable	-	223,600
Proceeds from Convertible Notes Payable	247,000	650,000
Proceeds from Advance	100,000	-
Payments for Capital Leases	-	(6,440)
Payments on Notes Payable	(5,000)
Payments on Convertible Notes Payable	-	(25,000)

Net Cash Provided by Financing Activities	342,000	842,160

Increase (Decrease) in Cash	18,984	(158,401)

Cash and Cash Equivalents at Beginning of Period	-	165,762

Cash and Cash Equivalents at End of Period	$18,984	$7,361

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2006	2005
		(Restated)
Cash Paid For:
Interest	$-	$-
Income Taxes	-	-

Non-Cash Investing and Financing Activities:
Capital contributed for financing fees	$-	$-
Common stock issued for services	$-	$24,000
Beneficial conversion feature of convertible notes payable	$105,857	$225,000

The accompanying notes are an integral part of this unaudited financial statement

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and notes thereto for Conspiracy Entertainment Holdings, Inc. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the year ending December 31, 2006.

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
September 30, 2006

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

Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At September 30, 2006, $53,665 in amortization expense has been included in cost of sales for the period.

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
September 30, 2006

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

Depreciation charged to operations was $7,448 and $22,281 for September 30, 2006 and 2005, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At September 30, 2006 and 2005, no impairments were recognized.

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
September 30, 2006
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

i. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the periods ended September 30, 2006 and 2005 was $59,274 and $61,713, respectively.

j. Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for September 30, 2006 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

j. Earnings (Loss) Per Share of Common Stock - Continued

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Earnings per share:		2005		2005
	2006	Restated	2006	Restated

Income (Loss) (numerator) - basic	$(174,134)	$55,257	$(667,423)	$(1,006,052)
Effect of dilutive securities Convertible notes payable	-	-	-	-
Income (Loss)(numerator) - diluted	(174,134)	55,257	(667,423)	(1,006,052)
Shares (denominator) - basic	37,785,509	37,785,509	37,785,509	37,702,308
Effect of dilutive securities Convertible notes payable	-	-	-	-
Warrants	-	-	-	-
Shares (denominator) - diluted	37,785,509	37,785,509	37,785,509	37,702,308
Per Share Amount - basic	$(0.00)	$0.00	$(0.02)	$(0.03)
Per Share Amount - diluted	$(0.00)	$0.00	$(0.02)	$(0.03)

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the period ended September 30, 2006, the Company incurred a net loss of $667,423. In addition, the Company had an accumulated deficit of $7,379,618 and current liabilities in excess of current assets as of September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
NOTE 3 - CONVERTIBLE NOTES PAYABLE

On August 11, 2006 the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $247,000, convertible into shares of the Company's common stock at a price of $0.02 per share or seventy percent (70%) of the average of the five lowest closing bid prices for the Company’s stock for the 30 trading days prior to a conversion date. Interest and principal of the note is due on February 1, 2007. On the date of issuance the average bid price was $0.01 thus the notes was convertible at $0.007 per share as a results the company recorded a discount of $105,857 of which $75,438 remained at September 30, 2006. The note matures February 1, 2007.

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

In August 2005, the Company amended the conversion terms of all existing convertible notes payable ($1,750,000 as of September 30, 2006). The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.007 per share). If the note was converted the Company would have to issue 250,000,000 shares effectively changing control of the Company.

Of the $650,000 in proceeds from the convertible debentures $225,000 has been recorded as paid in capital and $425,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $460,417 through September 30, 2006.

During the period ended September 30, 2005, the Company incurred professional fees to advisory firms for agent services related to the placement of the Convertible Note Payable. The professional fees totaled $100,500 and were paid by issuing 300,000 shares of the Company’s common stock valued at $24,000 and $76,500 in cash.

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

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,008,333 through September 30, 2006 and $458,333 through September 30, 2005.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

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

Long- term liabilities are detailed in the following schedules as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

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

Note Payable to an individual; total
interest of $88,000 (50,000 pounds) due,
principal and interest due upon receipt of first
$355,000 of product sales from British publisher,
unsecured	185,128	185,128

Total Notes Payable	$2,129,221	$2,129,221

Less Current Portion	(2,129,221)	(2,129,221)

Total Long-Term Liabilities	$-	$-

Future minimum principal payments on notes payable are as follows:

2006	2,129,221
Thereafter	-
Total	$2,129,221

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 5 - LEASE COMMITMENTS

The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in April 2009. This lease is an extension of a lease that expired in April 2006. The Company also leased certain office equipment and a vehicle under non-cancelable capital lease arrangements that expired through September 2005.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at September 30, 2006 were as follows:

Period Ending	Operating
September 30,	Leases

2007	$$53,736
2008	55,344
2009	28,080
Thereafter	-
$137,160

Rent expense was $32,669 and $31,538 for the periods ended September 30, 2006 and 2005, respectively.

NOTE 6 - AGREEMENTS

Settlement Agreements

On June 28, 2005, the Company entered into a Settlement Agreement and Mutual Release with a software publisher related to a dispute.  Pursuant to the agreement, the Company received $112,500 from the customer to settle the dispute in August 2005.

Settlement Agreements - Continued

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received an advance of $125,000 and may receive three additional advances of $125,000 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as a customer deposit in the accompanying financial statements at September 30, 2006.

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Financial Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company’s total issued and outstanding common shares as of the date of the agreement. During the six months ended September 30, 2006 and 2005, the Company recorded $112,800 and $152,400 of compensation expense, respectively related to these agreements. Of the compensation expense amounts $0 and $0 is related to committed common stock, and $59,400 and $16,600 of deferred compensation as related to these agreements during 2006 and 2005, respectively. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 6 - AGREEMENTS - CONTINUED

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of September 30, 2006 and 2005 the Company withheld $175,770 and $113,400, respectively. As of September 30, 2006, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which is most likely subject to penalties and interest. As of September 30, 2006, the Company had not been audited or invoiced by the IRS. The amount due at June 30, 2006 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Vacation Accrual

During the periods ended September 30, 2006 and 2005, the Company did not accrue liabilities for vacation payable to employees. The Company’s management believes vacation earned during and prior to 2006 was utilized by the employees of the Company as of September 30, 2006, and accordingly, has not recorded an accrued liability.

NOTE 7 - ACCOUNTS PAYABLE - SWING ENTERTAINMENT

Historically, the Company has obtained most of its financing for development costs through Swing Entertainment. The Company had entered into various licensing agreements with Swing Entertainment for the development of games. Based on these agreements, the Company received advances from the vendor in order to finance specific project operations.

In April 2004, the Company entered into a forgiveness and settlement agreement with Swing Entertainment Media (SWING). Pursuant to the agreement the Company was released of all obligations to or from SWING approximating $2,400,000 in payables. As of September 30, 2006 and 2005, the Company had no accounts payable to Swing Entertainment.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 8 - DERIVATIVES - CONTINUED

During 2005 and 2004, we issued Class A and Class B warrants to purchase an aggregate of 44,000,000 shares of our common stock in connection with a certain convertible note payable. The Class A warrants entitle the holders to purchase up to 35,000,000 shares of our common stock at a price of $0.20 per share, and expire 5 years from the date grated and the Class B warrants entitle the holders to purchase up to 35,000,000 additional shares of our common stock at a price of $0.05 per share. Each warrant is subject to standard adjustment provisions. These warrants are accounted for as a derivative liability according to the guidance of EITF 00-19 and the fair value of the warrants was initially assessed in accordance with EITF 98-5 as a discount on the underlying convertible note and then adjusted to fair value using the Black-Scholes valuation method. The fair value of each warrant was estimated on the date granted with the following assumptions:

	Warrant A	Warrant B

Expected term - years	5	1..5
Stock price on date of commitment (July 19, 2004)	$0.15	$0.05
Expected dividend yield	0%	0%
Expected stock price volatility	146%	146%
Risk-free interest rate	4%	4%

We recognized a gain/loss on the commitment of the warrants determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Fair value - beginning of period	$359,000	$3,221,000	$634,000	$3,550,000
Fair value - end of period	410,000	1,905,000	410,000	1,905,000
Gain (Loss) on fair value adjustment of derivatives	$51,000	$(1,316,000)	$(224,000)	$(1,645,000)

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time (3.25 years and 1.5 years for the Class A and B at September 30 2006), (4.25 years and 1.5 years for the Class A and B at September 30, 2005), and using the stock price at the balance sheet date ($0.01 and $0.04 at September 30, 2006 and 2005).

NOTE 9 - CONCENTRATIONS AND UNCERTAINTIES

Total net sales earned from one customer constituted 100% of total net sales earned for the periods ended September 30, 2006 and 2005.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 10- CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at September 30, 2006 consisted of the following:

	Development Costs	Licenses

Capitalized development costs	$138,452	$680,964
Less Impairment	-	-
Less accumulated amortization	-	55,036
Total	$138,452	$541,928

Amortization expense was $55,036 and $24,346 for the periods ended September 30, 2006 and 2005, respectively.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 15 - SHAREHOLDERS EQUITY -CONTINUED

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues for the three months ended September 30, 2006 were $272,500, compared to $110,850 for the three months ended September 30, 2005. This represents an increase of $161,650, or 145.8% comparing the two periods. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. License revenues for the periods ended September 30, 2005 was $0 compared to $182,500 for the three months ended September 30, 2006. The reason for this increase of $182,500 was due to our Licensing Agreement for A-Train (PSP) and Spectral vs. Generation (PS2). We have been working on licensing products to Europe to help supplement our revenue. Product sales revenue for the three months ended September 30, 2006 was $90,000 as compared to $110,850 for the period ending September 30, 2005. This decrease of $20,850 or 18.8% over the same period ending September 30, 2005 can be attributed to the fact the company released no new games during the period only UMD movies for the PSP which have a smaller average price as compared to the reorder of games sold during the same period in 2005. The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Three Month Period Ended
	September 30, 2006	September 30, 2005
Number of New Titles Released	5	0
Number of Titles Reordered	0	3
Average Price Per Title	$6.00	$5.52
Revenue From Internally Developed Titles	$0	$78,624
Partially Complete Sales	$0	$0
Translated Sales	$90,000	$32,226
License Revenue	$182,500	$0
Other Revenue	$0	$0

Gross profit increased by $58,872, or 23.4%, to $84,000 for the three months ended September 30, 2006 compared to $25,128 for the three months ended September 30, 2005. The increase in gross profit is primarily the result of us generating $182,500 in license revenue (which has a higher gross profit) as compared to $0 generated in the three months ended September 30, 2005.

For the three months ended September 30, 2006, selling, general and administrative expenses totaled $234,456. This was a decrease of $147,700, or 37%, from selling, general and administrative expenses of $382,156 in the three months ended September 30, 2005. Despite the release of 5 new titles during the period ending September 30, 2006, only Commission $5,300 as compared to $0 or 100%, and Accounting fees $29,500 as compared to $15,562 or 89.6% increased over the same period ending September 30, 2006. We were able to reduce the remaining expenses by strategically reducing our overhead and streamlining operations as follows: Entertainment decreased by $5,124 or 40.2%, Insurance decreased by $9,103 or 100%, Marketing by $9,618 or 30.2%, Office Expense decreased by $6,713 or 32.7%, Salary Expense decreased by $17,249 or 13.2%, Legal fees decreased by $103,929 or 100% (based on all pending legal matter being resolved).

We incurred $23,543 Interest expense for the three months ended September 30, 2006 as compared to $21,562 over the same period ending September 30, 2005. This was an increase of $1,981. The reason was due to the additional funding received during the quarter.

We had a net Financing Expense of $190,135 in the period ending September 30, 2006 as compared to a Net Financing Income of $433,847, which represents a change of $623,982 over the same period ending September 30, 2005. In addition, Net Income was $190,000 for the period ending September 30, 2006 as compared to zero over the same period ending September 30, 1005.

Our net loss was $174,134 for the three months ended September 30, 2006 compared to a net income of $55,257 for the three months ended September 30, 2005. The decrease in profitability for the three months ended September 30, 2006 was the combined result of the Company generating $284,729 in License Revenue which helped generate $161,093 more in Gross Profit and the $1,237,250 generated in Net Financing Income despite our releasing 5 new products, generating substantial licensing revenue from EUR this quarter and reducing Selling, General and Administrative expense from $382,156 to $234,456 in the period ending September 30, 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenues for the nine-month period ended September 30, 2005 were $673,213, compared to $632,532 for the nine months ended September 30, 2006. This represents a decrease of $40,681, or 6% comparing the two periods. The major components of revenues are product sales and license revenue. License revenues for the nine-month period ended September 30, 2005 was $284,729 as compared to $182,500 for the nine month period ended September 30, 2006 a reduction of $102,229 or 35.9%. The reason for this decrease was due to the $284,739 amortization of Enclave (XBO) a product that was sold in 2004 but fully amortized during the nine months ended September 30, 2005. For the nine month period ended September 30, 2005, we had product sales of $388,484 as compared to $450,032 for the nine months ended September 30, 2006. The reason for the $61,548 or 15.8%, increase in product sales was that we released nine new UMD movies over the nine month period ended September 30, 2006 resulting in product sales of $290,000, plus we also realized a strong reorder for Ultimate Block Party-PSP of $160,032 while sales in the nine months ended September 30, 2005 represented only reorders of previously released products. New product releases generally represent higher sales units and price per unit.

The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Nine-Month Period Ended
	September 30, 2006	September 30, 2005
Number of New Titles Released	9	0
2Number of Titles Reordered	1	3
Average Price Per Title	$8.99	$5.79
Revenue From Internally Developed Titles	$0	$289,505
Partially Complete Sales	$0	$0
Translated Sales	$450,032	$98,979
License Revenue	$182,500	$284,729
Other Revenue	$0	$0

Gross profit decreased by $119,556, or 39.1%, to $186,298 for the nine months ended September 30, 2006 compared to $305,854 for the nine months ended September 30, 2005. The decrease in gross profit is primarily due to the expiration of Deferred Revenue for Enclave (XBO) realized in the nine month period ending September 30, 2005. We had agreements with our distributor to reduce future royalties on products in exchange for advances on future sales (Deferred Revenue). These agreements have expiration dates where if the sales are not recognized within a certain time frame, the distributor would lose the advances paid. Since these royalties were converted to License Revenue without the manufacturing of any goods, the gross profit is 100% of the sales amount.

For the nine months ended September 30, 2006, selling, general and administrative expenses totaled $658,305. This was a decrease of $376,133, or 36.4%, from selling, general and administrative expenses of $1,034,438 in the nine months ended September 30, 2005. Despite the nine new product releases we only had increases in Commission Expense from $0 in the nine months ended September 30, 2005 to $6,300 in the nine months ended September 30, 2006. At the same time, we continued our efforts to reduce expenses where possible. Depreciation/Amortization was reduced by $14,837 or 66.6% from $22,281 in the nine months period ended September 30, 2005 to $7,953 in the nine months period ended September 30, 2006 a result of our not purchasing many new assets and the depreciation/amortization of existing company assets. Insurance Expense was reduced from $18,550 in the nine months ended September 30, 2005 to $11,468 in the nine months ended September 30, 2006, a reduction of $7,081 or $38.2%. This was the result of a change in medical insurance providers and the reduction of salary expense, which reduced Worker’s Compensation Insurance fees. Payroll expenses were reduced by $77,416 or 19.5% from $396,660 for the nine months period ended September 30, 2005 to $319,244 for the nine months period ended September 30, 2006. This was due to our continued efforts to reduce salaries. Professional fees were significantly reduced by $252,509 or 74.8% from $337,741 in the nine months period ended September 30, 2005 to $85,232 in the nine months ended September 30, 2006 due the company not being involved in any legal matters. Telephone expenses were reduced by $6,249 or 48% from $13,014 in the nine months ended September 30, 2005 to $6,765 in the nine months ended in September 30, 2006 as we made a strong effort to cut back wherever possible.

Other income/expense is income/expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company’s normal operation. In the nine months ended September 30, 2006, we had Interest Expense of $23,543 compared to $201,315 for the nine months ended September 30, 2005. In addition we had Net Financing Expense of $403,635 for the nine months ended September 30, 2006 consisted of financing costs related to our fundraising efforts compared to $76,153 in the nine months ended September 30, 2005 and Other Income of $231,762 in the nine months ended September 30, 2006 compared to zero in the nine months ended September 30, 2005 which related to it the sale of our UK operation ($41,762) and $190,000 related to our fundraising efforts.

Our net loss was $667,423 for the nine months ended September 30, 2006 compared to net income of $1,006,052 for the nine months ended September 30, 2005 an increase of profit of $338,269. The principal reason for the net loss of $667,423 in the nine months ended September 30, 2006 is the $195,416 in Total Other Expense combined with a net operating loss of $472,007. While we were prepared to release another product during the third quarter, we were offered a better opportunity to withhold the release of the product until first quarter 2007. By doing this we believe the product will be more successful for the Company as well as provide more cash flow. For the nine months ended September 30, 2005 we generated a net loss of $1,006,052 which primarily consisted of gross profit of 305,584 less selling, general and administrative expenses of $1,034,438, Interest of $201,315 related to our fund raising and Net Financing Expense of $76,153 related to all if our fundraising efforts. This resulted in an overall net income of $1,006,052.

Liquidity and Capital Resources

As of September 30, 2006 our cash balance was $23,473 and $7,361 at September 30, 2005. A major portion of our debt is attributed to consulting fees, attorney fees and payroll taxes payable. We currently plan to use the cash balance and cash generated from operation for increasing our working capital reserves and along with additional financing, for new product development, securing new licenses, building up inventory and distribution levels, eventually leading to the hiring of a sales staff. We also plan to increase marketing and advertising as we continue to release more products. Management believes tat the current cash on hand and additional cash expected from operations during the remainder of fiscal 2006 will be sufficient to cover our working capital requirements for the next twelve moths. We are poised and ready to release games, continue to license product into Europe, which will allow the company to pay for many of our outstanding liabilities. In addition, we are continually negotiating with our creditors to reduce and or forgive their balances or establish payment plans, which will enable the company to maximize cash flow. While we have been able to favorably negotiate with some of our creditors in the past, negotiations to reduce and or forgive our outstanding debt obligations may not be successful in the future. If such negotiations are not successful and if future revenue is not sufficient to pay our liabilities, we will have to seek additional debt and or equity financing. We currently have no plans to obtain any such financing and we cannot guarantee that any additional debt or equity financing will be available in sufficient amounts or on acceptable terms when needed.

For the nine months ended September 30, 2006, net cash used in operating activities was $269,669 compared to net cash used in operating activities of $616,440 for the nine months ended September 30, 2005. The decrease in cash used in operating activities can be attributed to our efforts to cut back on office expenditures, defer compensation to executives, maintain receivables to a minimum, utilize our credit with others to reserve cash and collect advances when possible. We believe that by releasing future games and movies over the next twelve months we will be able to operate in a cash positive manner in the future, with less reliance on funding from investors.

For the nine months ended September 30, 2006, net cash used in investing activities was $53,347, compared to net cash used in investing activities of $384,121 for the nine months ended September 30, 2005. The decrease in cash used in investing activities of $330,774for the nine months ending September 30, 2005, was due to the fact that we made received a return of $141,000 from projects, which were cancelled.

For the nine months ended September 30, 2006 net cash provided by financing activities totaled $342,000 compared to net cash provided by financing activities of $842,160 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we received $247,000 gross proceeds from notes payable sold in August 2006, and $100,000 in advances for products we plan on releasing in the next 12 months. Of the advances $62,500 is for our mobile fan club projects with the remainder on products to be released in Europe in 2007.

As of September 30, 2006, $4,489 of the cash proceeds from our August 31, 2004, October 6, 2004 and February 9, 2005 private placements (described below) remains in escrow. Before these funds will be disbursed to us, we must give assurances to the investors the funds will be used for fees, costs or other expenses in relation to publishing or distribution of our products.

Our accounts receivable at September 30, 2006 was $437,526, compared to $82,091 at September 30, 2005. The change in accounts receivable is primarily due to the Company issuing invoices late in the quarter.

As of September 30, 2006, we owed payroll and other taxes to the IRS in the amount of $410,882. We are making periodic payments of this liability in cooperation with the IRS.

Financing Needs

We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost and hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. We do not have any current plans to obtain additional debt or equity financing during 2007. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated from operations.  Additionally, we currently have outstanding 35,000,000 Class A Warrants with exercise prices of $0.20 per share and 35,000,000 Class B Warrants with exercise prices of $0.05 per share. Exercise of all of these warrants would provide gross proceeds of $8,750,000. However, at recent market prices of our common stock, none of these warrants are in the money. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

Below is a summary of our financing activities during the nine months ended September 30, 2006.

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

Research and Development

We did not spend any money on research and development during the fiscal quarters ended September 30, 2006 and September 30, 2005.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006:

	Payments due by period
Contractual Obligations	Total	Less than One Year	Years 1-2	More than 2 years

Notes Payable	$2,129,221	$2,129,221
Operating Lease Obligations	$137,160	$53,736	$83,424
License Fee Obligations	$80,000	$80,000
Total	$2,346,381	2,262,957	$83,424

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

2007	$53,736
2008	$55,344
2009	$28,080

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

2006	$650,000

In August 2005, we entered into a notes payable agreement with two capital funds for a total of $223,600 in proceeds. This note was due February 2006.

2006	$223,600

In August 2006, we entered into a convertible notes payable agreement totaling $247,000. The notes if called would be payable in February 2007.

2006	$247,000

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of September 30, 2006, the allowance for doubtful accounts holds a zero balance, as none of our accounts receivable are deemed uncollectible.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $811,146 at September 30, 2006. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2006, the Company sold an aggregate of $247,000 principal amount of 15% secured convertible notes (the "Notes") and received $247,000 in payment for the sale of the Notes, less expenses of $4,000. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by us in accordance with the requirements

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In September 2004, we sold two convertible notes having an aggregate principal amount of $1,100,000. The notes were due in September 2006. We have not made any payments on the notes although the note holders have not notified us of a default.

In February 2005, we sold two convertible notes having an aggregate principal amount of $650,000. The notes were due in September 2006. We have not made any payments on the notes although the note holders have not notified us of a default.

In August 2005, we sold convertible notes having an aggregate principal amount of $223,600. The notes were due in February 2006. We have not made any payments on the notes although the note holders have not notified us of a default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Date: November 20, 2006	By:	/s/ Sirus Ahmadi
Sirus Ahmadi Chief Executive Officer

Dated: November 20, 2006	By:	/s/ Sirus Ahmadi
Keith Tanaka
Chief Financial Officer