Form 10KSB
period 2006-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2007-04-16
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $ 803,493.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 9, 2007, was $801,018.54.

As of April 9, 2007, the issuer had 51,189,065 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We develop, publish and market interactive entertainment software. We currently publish titles for many popular interactive entertainment hardware platforms, such as Sony's PlayStation, Nintendo 64 and Nintendo's Game Boy Color and Game Boy Advance as well as the next generation hardware platforms such as Sony's PlayStation 2, Sony's PSP, Nintendo GameCube, Nintendo's DS, Microsoft's Xbox, and also for the PC. On June 21, 2005, we entered into an agreement with Bravado International to establish cellular celebrity fan clubs for launch in 2006. In late 2005, we decided to publish movies for the Sony PSP on the UMD format. We believe that by diversifying and adding mobile content and publishing UMD movies, we will be even better prepared to succeed and less reliant on publishing only video games.

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

In early 2004, we formed Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation. We currently own a 51% interest in Conspiracy Entertainment Europe. Conspiracy Entertainment Europe was formed with the purpose of eventually obtaining publishing license agreements for European regions and eventually distributing our products throughout Europe. In March 2006, we sold our interest in Conspiracy Entertainment Europe, Ltd.

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

In November 2006, we entered into a license agreement with Nintendo of America Inc. to develop, have manufactured, advertise, market and sell video game software for play on the Nintendo Wii system in countries within the Western hemisphere and their respective territories and possessions. Upon completion of a game, we deliver a prototype to Nintendo of America where it is tested and, if approved, we place purchase orders for the game from Nintendo of America for distribution to end consumers. The purchase price and minimum order quantities for the licensed products are set forth in Nintendo of America's then current price schedule which is in effect from time to time. Unless otherwise specifically provided for, the purchase price includes the cost of manufacturing a single game disc, together with a royalty for the use of the intellectual property rights. The unit cost generally ranges from $5.50 per unit to over $9.00 per unit, based on the initial wholesale price of the product.

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

On March 7, 2005, we entered into an agreement with Cyberfront Corporation for the North American publishing rights to "Kollon" PSP which has been renamed "Ultimate Block Party-PSP". This agreement calls for an advance of $225,000 to be paid within 5 days of SCEA concept approval ($112,500) and within 5 days of SCEA manufacturing approval ($112,500). The royalty shall be between $4.50 and $2.25 depending on the Suggested Retail Price. This 2 year agreements can be extended by mutual written agreement prior to the end of the term.

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

On June 2, 2006, we entered into an agreement with Idea Factory Co., Ltd to publish Spectral SoulzII (PSP), Generation of Chaos 4 (PSP) and Spectral vs. Generation (PSP). The two year agreement grants us the right to distribute Spectral Souls II (PSP) and Generation of Chaos 4 (PSP) in Europe only and Spectral vs. Generation (PSP) in both the North American and European territory.

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

ENTER INTERNATIONAL MARKETS. In early 2004 we founded Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation, and we own 51% of this entity. The other 49% of Conspiracy Entertainment Europe is owned by Michael Hayward. Conspiracy Entertainment Europe's operations are consolidated with our financial statements included at the end of this prospectus. The primary goal of founding a European subsidiary was to obtain publishing license agreements with Sony for PS2 and PSP for European regions, and to establish distribution channels for our products in Europe. We expected Conspiracy Entertainment Europe to enter into publishing license agreements by the end of the fiscal year ending December 31, 2005. Conspiracy Entertainment Europe was to be our sole European presence and therefore would require multiple distribution channels, for each European country we eventually choose to sell our product. The size of the European market is approximately 80% of the United States market, providing an incremental revenue growth opportunity for direct distribution of our interactive titles. However this plan was never realized. In December 2005, we sold our 51% investment in Conspiracy Entertainment Europe, Ltd, and have decided to seek exclusive distribution (similar to our U.S. operations) instead of having a physical presence in Europe. With the advance of technology we feel that we can do this effectively via email communications and periodic trips to Europe in lieu of having to support a physical location. We believe this will save us considerably moving forward.

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

OUR PRODUCT DEVELOPMENT STRATEGY

We have secured orders to pre-sell a number of our interactive entertainment titles. We plan to use the following product development strategy to develop consistent quality titles for future release:

DEVELOP NEW TITLES FOR 2006/2007. Over the next several years, we plan to transition from licensing and subcontracting the development of our products to internal development. Because of the 24-36 month development cycle for new titles, our products for 2006/2007 will be developed through our existing license agreements. Our next title `Pocket Pool' for PSP is scheduled for a second quarter 2007 release. In addition we plan to release ‘Counter Force’ for the Nintendo Wii also in the second quarter of 2007, the first of many titles scheduled for 2007.

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

EMPLOYEES

As of April 12, 2007, we had three full time employees. We intend to hire additional full-time and part-time employees as needed. We retain independent contractors from time to time to provide various services, primarily in connection with our software development, sales activities. marketing and packaging, and other specific needs as they arise. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

WE HAVE HISTORICALLY INCURRED SIGNIFICANT LOSSES AND OUR FINANCIAL SITUATION CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

For the year ended December 31, 2006 we incurred net losses of $1,437,824 compared to a net profit of $1,051,105 for the year-ended December 31, 2005. As of December 31, 2006, we had a working capital deficiency of $4,128,608 (current assets less current liabilities) and an accumulated deficit of $8,179,419. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE DO NOT CONTINUE AS A GOING CONCERN, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

In their report dated March 16, 2007, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments then in place to meet expected cash requirements. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we do not continue as a going concern, investors will lose their entire investment.

THE SUCCESS OF OUR BUSINESS IS HIGHLY DEPENDENT ON BEING ABLE TO PREDICT WHICH NEW VIDEOGAME PLATFORMS WILL BE SUCCESSFUL, AND ON THE MARKET ACCEPTANCE AND TIMELY RELEASE OF THOSE PLATFORMS. IF WE DO NOT ACCURATELY PREDICT WHICH NEW VIDEOGAME PLATFORMS WILL BE SUCCESSFUL, OUR FINANCIAL PERFORMANCE WILL BE MATERIALLY ADVERSELY AFFECTED.

We derive most of our revenue from the sale of products for play on videogame platforms manufactured by third parties, such as Sony's PlayStation 2. Therefore, the success of our products is driven in large part by the success of new videogame hardware systems and our ability to accurately predict which platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

OUR BUSINESS IS BOTH SEASONAL AND CYCLICAL. IF WE FAIL TO DELIVER OUR PRODUCTS AT THE RIGHT TIMES, OUR SALES WILL SUFFER.

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter. If we miss this key selling period, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our industry is also cyclical. Videogame platforms have historically had a life cycle of four to six years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be offset by increased sales of products for the new platform. If we fail to deliver our products at the right times, our sales will suffer.

INTELLECTUAL PROPERTY CLAIMS MAY INCREASE OUR PRODUCT COSTS, WHICH WOULD CAUSE OUR BUSINESS AND FINANCIAL CONDITION TO SUFFER.

Many patents have been issued that may apply to widely used game technologies. Additionally, infringement claims under many recently issued patents are now being asserted against Internet implementations of existing games. If such claims are asserted against us, our business and financial condition may be materially adversely affected. In the event that there is a determination that we have infringed a third-party patent, we could incur significant monetary liability and be prevented from using the rights in the future.

TECHNOLOGY CHANGES RAPIDLY IN OUR BUSINESS, AND IF WE FAIL TO ANTICIPATE NEW TECHNOLOGIES, THE QUALITY, TIMELINESS AND COMPETITIVENESS OF OUR PRODUCTS WILL SUFFER.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies our products must take advantage of in order to make them competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, or less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay products until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses and adversely affect our operations and financial condition.

OUR PLATFORM LICENSORS ARE OUR CHIEF COMPETITORS AND FREQUENTLY CONTROL THE MANUFACTURING OF AND/OR ACCESS TO OUR VIDEOGAME PRODUCTS. IF THEY DO NOT APPROVE OUR PRODUCTS, WE WILL BE UNABLE TO SHIP TO OUR CUSTOMERS.

Our agreements with hardware licensors (such as Sony for the PlayStation 2, Microsoft for the Xbox and Nintendo for the Nintendo GameCube) typically give significant control to the licensor over the approval and manufacturing of our products, which could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for these licensors to delay or refuse to approve or manufacture our products exists. Such occurrences would harm our business and our financial performance.

THE NON-EXCLUSIVE NATURE OF LICENSE AGREEMENTS WITH PUBLISHERS OF INTERACTIVE ENTERTAINMENT HARDWARE PLATFORMS REDUCES BARRIERS TO ENTRY IN OUR INDUSTRY AND INCREASES COMPETITION.

We compete with numerous public and private publishers of interactive software game titles including, but not limited to Acclaim Entertainment, Inc., Activision, Inc., Bandai America Incorporated, Capcom USA, Inc., Eidos PLC, Electronic Arts Inc., Infogrames, Inc., Interplay Entertainment Corp., Konami Corporation of America, Inc., Midway Games Inc., Namco Ltd., Sega Enterprises, Inc. (USA), Take-Two Interactive Software, Inc., THQ, Inc., BAM Entertainment, Ubi Soft Entertainment, Vivendi Universal S.A. and The 3DO Company. Because there are many publishers of game titles, license agreements with hardware licensors (such as Sony, Microsoft and Nintendo) are typically non-exclusive agreements. The non-exclusive nature of these license agreements reduces barriers to entry and further exacerbates the intense competitive nature of the interactive entertainment software industry.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUTSTANDING CONVERTIBLE DEBENTURES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of April 9, 2007, we had 51,189,065 shares of common stock issued and outstanding. There are 61,250,000 shares of the Company’s common stock that are issuable upon conversion of outstanding convertible debentures and exercise of outstanding warrants and as liquidated damages in connection with such convertible debentures and warrants. All of these shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain an office located at 612 Santa Monica Blvd., Santa Monica, California. We occupy approximately 1,900 square feet of office space at this location under a lease that initially expired on April 30, 2006. On April 25, 2006 we agreed to a three year extension on the lease.

ITEM 3. LEGAL PROCEEDINGS.

Except as discussed below, we are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

	Fiscal 2006		Fiscal 2005
Fiscal Quarter	High	Low	High	Low

First Quarter ended March 31	$0.03	$0.01	$0.11	$0.33
Second Quarter ended June 30	$0.03	$0.01	$0.07	$0.03
Third Quarter ended September 30	$0.045	$0.006	$0.07	$0.02
Fourth Quarter ended December 31	$0.047	$0.006	$0.04	$0.02

Holders

As of April 9, 2007, we had 51,189,065 shares of common stock outstanding and held by approximately 459 stockholders of record. The transfer agent of our common stock is Madison Stock Transfer, Inc.

Dividends

We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED

DECEMBER 31, 2005

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

For the fiscal year ended December 31, 2006 we had total revenue of $803,493 compared to revenue of $1,397,891 for the fiscal year ended December 31, 2005. The major components of revenues are product sales and license revenue. Product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. For the period ended December 31, 2006 we earned $182,500 in license revenue as compared to $283,235 license revenue earned in 2005. License revenue in 2006 consisted of revenues generated for products licensed to EUR while 2005 license revenue was the result of deferred revenues paid to us without the corresponding units being ordered. It was decided that by year end 2005 we would recognize these deferred revenues as license revenue. Product sales for the period ended December 31, 2005 was $620,993 as compared to $1,114,657 for the period ended December 31, 2005. The decrease in product sales revenue of $493,664, or 44.3%, is primarily the result of our decision to postpone the release of Pocket Pool until April 2007. Instead of selling the product in the 4th quarter 2006, we elected to sign a distribution agreement with Eidos, Inc., which we hope will net more profit for the company in the long run.

The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Number of New Titles Released	9	1
Number of Titles Reordered	2	7
Average Price Per Title	$4.97	$7.44
Revenue From Internally Developed Titles	$290,000	$652,126
Partially Complete Sales	0	0
Translated Sales	$330,993	$462,531
License Revenue	$182,500	$283,235
Other Revenue (packaging)	$0	$0

The major components of cost of sales are production costs and license/development costs. Productions costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the period ended December 31, 2006, we had license/development costs of $431,287 as compared to $109,382 for the period ended December 31, 2005. The increase in license/development costs of $321,905, or 294%, is due to the cancellation of the Johnny Rocketfingers (PSP) $23,000 and Sega Classics (PS2) $67,500. These products required license advances and development costs, but they were cancelled; we determined that Johnny Rocketfingers was no longer a profitable project; for the SEGA Classics project, the licensor terminated our agreement to which we received a cash settlement and were required to amortize all costs for the project. In addition, we incurred license fees with our UMD movie releases of $134,500. For the period ended December 31, 2006, we had production costs of $273,167 representing 125,020 units manufactured, compared to $723,746 of production costs for the period ended December 31, 2005 which represented 149,688 units manufactured.

Gross profit totaled $99,038 for the fiscal year ended December 31, 2006 as compared to gross profit of $564.763 for the fiscal year ended December 31, 2005, a decrease of $450,579 or 62%. Gross loss as a percentage of sales for the fiscal year ended December 31, 2006 was 12% as compared to gross profit as a percentage of sales of 40% for the fiscal year ended December 31, 2005. The decrease in our gross profit percentage is a result of the company of the company earning $284,729 in deferred revenue converted to sales as the project agreements expired. We often have agreements where the distributor will prepay royalties in advance of purchasing the project from Conspiracy. In time if the products are never ordered, SVG may select to waive the requirement to purchase additional units with Conspiracy keeping the balance. In addition, manufacturing costs for production were reduced by both Nintendo and Sony during the year 2005. There were no such exceptional adjustments made in 2006. In addition the company cancelled both the Johnny Rocketfingers (PSP) and SEGA Classics (PSP) projects which decreased the gross profit to sales ratios in 2006.

Total operating expenses in each of the fiscal years ended December 31, 2006 and December 31, 2005 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2006 and 2005 were $1,135,667 and $1,277,172 respectively, which constituted a decrease of $141,503, or 11%. The decrease in operating expenses is attributable to efforts to reduce Selling, General and Administrative Fees. Depreciation/Amortization was reduced $17,263 from $ 26,410 or 44% in the fiscal year ended December 31, 2005 to $9,147 in the fiscal year ended December 31, 2006 which was a result of existing assets being completely depreciated and amortized and the company not purchasing many new assets. In addition, we were able to reduce Professional Fees from $532,487 in the fiscal year ended December 31, 2005 to $99,921a reduction of $439,565 or 83% in the fiscal year ended December 31, 2006, which was a result of us settling all 2005 legal matters, being more efficient with regard to accountant fees, and reducing the consulting fees. Payments made to Consultants in 2005 were classified as payroll expenses in 2006. However, we incurred Discount Amortization Expense of $ 190,135 in the fiscal year ended December 31, 2006 related to our financings, a 100% increase over the same period ended December 31, 2005 which was unrelated to our operations. Outside Service increased $11,932 or 214% from $5,568 in the fiscal year ended December 31, 2005 to $ $17,500 in the fiscal year ended December 31, 2006 a result of part time staff being brought in on a short time basis, and the use of a Sales Agent who assisted the company in placing its UMD Movies for the PSP. Payroll Expenses also increased as the company from $383,541 in the fiscal year ended December 31, 2005 to $497,013 an increase of $113,472 or 29% as payments made to Consultants in 2005 were paid as part of payroll in 2006. We continue to make a strong effort in saving money and reducing expenses whenever possible.

Other income is income not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ending December 31, 2006 we incurred Other Income of $41,762 compared to Other Income of $476,847 for the period ending December 31, 2005 a decrease in Other Income of $435,084 or 91%. In 2006 we only earned $41,762 for our sale of our European Office, while in 2005, we received Other Income of $476,857 in Forgiveness of Debt from the consulting team responsible for the establishment of the European Office, when the decision was made to close the office, the team waived its consulting fees as agreed, and 4,472,083 as a net financing income, a result of a derivative calculation on our convertible notes payable.

In 2006 we incurred $176,722 in Finance Costs as compared to -$1,670,000 incurred during the period ending December 31, 2005. The costs are related to our financing agreements with our investors and also consist of Derivative Income and Discount Amortization (Expense). We incurred no loss on investment in 2006 or 2005. We also did not incur any Exchange for the period ending December 31, 2006 as compared to $44,890 for the period ending December 31, 2005. We did however incur $266,236 in interest expense for the year ending December 31, 2006 which was $72,20 or 21% lower than for the period ending December 31, 2005 amount of $338,443 which was a result of interest incurred on our existing Convertible Notes.

Our net loss was $1,437,824 in the fiscal year ended December 31, 2006 compared to a net profit of $1,051,105 in the fiscal year ended December 31, 2005 a combined result in lower gross profits but less general and administrative expenses and the substantially lower Finance Income of $2,164,709 which was non related to our operations.

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

RESEARCH AND DEVELOPMENT

We did not spend any money on research and development during the fiscal years ended December 31, 2006 and 2005.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2006:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$2,393,228	$2,393,228
Operating Lease Obligations	$137,160	$53,736	$83,424
License Fee Obligations	$60,000	$60,000
Total	$2,590,388	$2,506,964	$83,424

In August 2006, we entered into a convertible notes agreement totaling $247,000. The notes if called would be payable February 2007.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and were due February 1, 2006.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000. To date, these notes are past due and have not been called.

In September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. To date, these notes are past due and have not been called.

In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have repaid approximately $182,372 with the remaining balance to be paid in the year 2007.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2007  $53,736

2008 $55,344

2009 $28,080

Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005. Although we have only made $20,000 in payments during 2006, we are looking into our options on how to best handle this matter and plan to pay the balance in full by the end of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, our cash balance was $24,976, as compared to $4,489 at December 31, 2005. Total current assets at December 31, 2006 were $509,477, as compared to $194,265 at December 31, 2005. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2007 will be sufficient to cover our working capital requirements for fiscal 2007.

For the year ended December 31, 2006 net cash used in operating activities was $80,287, compared to net cash used in operating activities of -$1,270,540 for the period ended December 31, 2005. The change in net cash used in operating activities of $1,350,827 was primarily the result of our Net Loss for the fiscal year ended December 31, 2006 of $1,437,824. Although we used more cash in our minority interest or joint venture with Bravado for our mobile fan clubs of $187,500, amortized capitalized license and development of $431,287, Accounts Payable and Accrued Expenses by $ 1,374,436, and Deferred Compensation of $638,043 we realized less change in derivative liability of $3,101,000 as compared to $3,566,000 which negates much of the other increases.

For the year ended December 31, 2006 net cash used in investing activities totaled-$370,627, compared to net cash used in investing activities of $802,6675 for the year ended December 31, 2005. The decrease of $1,173,302 is due to decrease of $ 1,182,091 in cash paid for acquisition of products and licenses in the fiscal year ended December 31, 2006.

For the period ended December 31, 2005 net cash provided by financing activities totaled $315,316, compared to net cash provided by financing activities of $698,582 for the period ended December 31, 2005. The decrease of net cash provided by financing activities of $383,266, or 55%, was primarily the result of us obtaining $403,000 less of proceeds from the sale of convertible notes or $247,000 compared to $650,000 for the period ending December 31, 2005.

Our accounts receivable at December 31, 2006 was $305,002, as compared to $189,776 at December 31, 2005. The change in accounts receivable is due to our license revenue sold to Midas Interactive in Europe along with some late 4th quarter reorders from SVG Distribution as well as UMD movies for PSP sold to Geneon.

As of December 31, 2006 we had a working capital deficiency of $4,128,608. A major portion of our debt is attributed to consulting fees, attorney fees, deferred compensation, notes payable, convertible notes payable and payroll taxes payable. Despite increasing Accounts Receivable in the fiscal year ended December 31, 2006, we also increased our debt by receiving Advances from our customers, accruing additional interest for our recent fundings, and increased the convertible notes payable adjustments. We plan to continue to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at December 31, 2006 consisted of $0 as opposed to $0 at December 31 2005. We paid off the entire long term debt balance by year-end 2005 and had no new additional long term agreements in 2006.

As of December 31, 2006, we owed payroll taxes to the IRS in the amount of $245,088 as compared to $175,356 as of December 31, 2005. The increase due to payroll taxes due as of December 31, 2006 to be paid during 2007.

At December 31, 2006 and December 31, 2005 we had no bank debt.

FINANCING NEEDS

We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost and hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. We anticipate that we may require additional financing to expand our operations over the next twelve months. We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us. The inability to obtain additional financing should it be required will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans.

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

In February 2005, we closed a Securities Purchase Agreement for 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 13,000,000 shares of our common stock, and Class B Common Stock Purchase Warrants to purchase 13,000,000 shares of our common stock, to three institutional investors. We received gross proceeds of $650,000 from the sale of the Debentures and the Warrants.

In August 2005, we amended the terms of all existing convertible notes to convert at the lesser of $0.05 or 70% of the average five lowest closing bid prices of our Common Stock for the 30 trading days prior to the conversion date. At the same time we received $223,600 in loans from two institutional investors which require payment in 2006 as well as a percentage of profits from our Ultimate Block Party-PSP title.

On August 11, 2006, we sold an aggregate of $247,000 principal amount of 15% secured convertible notes to two accredited institutional investors for gross proceeds totaling $247,000 less expenses of $4,000.

We currently have outstanding 35,000,000 Class A Warrants and 35,000,000 Class B Warrants with exercise prices of the lower of $0.02 per share or 70% of the average five lowest closing bid prices of our Common Stock for the 30 trading days prior to the conversion date. Exercise of all of these warrants would provide gross proceeds of $8,750,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2006, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectible.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $750,804 at December 31, 2006. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

None

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Sirus Ahmadi	36	Chief Executive Officer and Director
Keith Tanaka	44	Chief Financial Officer, Principal Accounting Officer, Secretary and Director

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

AUDIT COMMITTEE

We do not have a separately designated standing audit committee, or a committee performing similar functions, nor do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B. The Board of Directors acts as our audit committee. Keith Tanaka a member of the board of director’s would otherwise qualify as an Audit Committee Expert. Mr. Tanaka is not an independent director.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, we believe that during the fiscal year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid during the two years ended December 31, 2006 and 2005 to our Chief Executive Officer, and our two most highly compensated executive officers, other than the Chief Executive Officer. No other officers or directors received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sirus Ahmadi - CEO	2006	238,500 (1)							238,500(1)
	2005	324,000 (2)							324,000(2)

Keith Tanaka, Chief Financial Officer	2006	134,000(1)							134,000 (1)
	2005	134,000 (2)							134,000(2)

(1) During the years ended December 31, 2006 and 2005 $174,200 and $319,000, respectively, of Mr. Ahmadi’s salary was deferred.

(2) During the year ended December 31, 2006 and 2005 $0 and $54,957, respectively, of Mr. Tanaka’s salary was deferred.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2007. The information in this table provides the ownership information for:

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

		Percentage of
	Common Stock	Common Stock
Name of Beneficial Owner (1)	Beneficially Owned (2)	Before Offering (2)
Sirus Ahmadi	14,779,131	28.9%
Keith Tanaka	2,155,290	4.2%
All Directors and Executive Officers as a Group (2 persons)	16,934,421	33.1%

(1) The address of the listed beneficial owners is c/o Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, California 90401

(2) Applicable percentage ownership is based on 51,189,065 shares of common stock outstanding as of April 9, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of April 9, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 9, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CONTROL PERSONS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We did not enter into any transactions with related persons, promoters or control persons in the fiscal year 2006.

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

Board Determination of Independence

Messrs. Ahmadi and Tanaka are each not “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).

ITEM 13. EXHIBITS.

Exhibit Number	Description

4.1	Securities Purchase Agreement dated as of August 31, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.2	Form of Convertible Debenture (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.3	Form of Class A Warrant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.4	Form of Class B Warrant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.5	Form of Registration Rights Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

4.6	Form of Security Interest Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004)

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

4.20
Amendment, Modification and Consent to Transaction Documents Agreement dated August 8, 2005 among Conspiracy Entertainment Holdings, Inc. and the Lenders under certain Securities Purchase Agreements with the Company dated as of August 31, 2004 and January 31 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on August 22, 2005)

4.21
Second Agreement, Modification and Consent to Transaction Documents Agreement, dated August 11,2006 (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on August 17, 2006)

4.22	Form of Secured Convertible Note (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on August 17, 2006)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $26,700 and $29,347 for the years ended December 31, 2006 and December 31, 2005, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $2,800 and $2,400 for the years ended December 31, 2006 and December 31, 2005, respectively. The services for which such fees were paid consisted of tax return preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2006 and December 31, 2005.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC

Dated: April 12, 2007	By:	/s/ Sirus Ahmadi
Sirus Ahmadi Chief Executive Officer

Dated: April 12, 2007	By:	/s/ Keith Tanaka
Keith Tanaka Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sirus Ahmadi	Chief Executive Officer and Director	April 12, 2007
Sirus Ahmadi

/s/ Keith Tanaka Keith Tanaka	Chief Financial Officer, Principal Accounting Officer, Secretary and Director	April 12, 2007

Conspiracy Entertainment Holdings, Inc.

CONTENTS

PAGE

—	Report of Independent Registered Accounting Firm	F-2

—	Consolidated Balance Sheets,
	December 31, 2006	F-3

—	Consolidated Statements of Operations
	for the years ended December 31, 2006 and 2005	F-5

—	Consolidated Statements of Stockholders’ Deficit	F-6

—	Consolidated Statements of Cash Flows for
	the years ended December 31, 2006 and 2005	F-8

—	Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Conspiracy Entertainment Holdings, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Conspiracy Entertainment Holdings, Inc. as of December 31, 2006 and 2005 and the related consolidated statement of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conspiracy Entertainment Holdings, Inc. as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 16, 2007

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets
ASSETS

	December 31,	December 31,
	2006	2005
Current Assets:
Cash	$24,976	$-
Restricted Cash	-	4,489
Accounts Receivable, net of allowance
for doubtful accounts of zero in 2006 and 2005	305,002	189,776
Prepaids	4,412	-

Total Current Assets	334,390	194,265

Property & Equipment, Net	6,090	15,237
Other Assets:
Capitalized Development Costs and Licenses, Net	750,804	811,464
Deposits	6,907	6,907
Other Receivable	179,500	-

Total Other Assets	937,211	818,371

Total Assets	$1,277,690	$1,027,873

The accompanying notes are an integral part of these consolidated financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2006	2005
Current Liabilities:
Accounts Payable	$653,627	$450,253
Accrued Expenses	192,440	15,416
Payroll Taxes Payable	524,215	351,126
Deferred Compensation	638,043	463,843
Advance from Customer	201,327	125,000
Deferred Revenue	17,474	-
Notes Payable	366,721	379,221
Derivative liability on warrants	-	634,000
Convertible Notes Payable, net of discount
of $68,250 and $718,750 in 2006 and 2005	1,869,150	1,031,250
Total Current Liabilities	4,462,998	3,450,109
Total Liabilities	4,462,998	3,450,109

Commitments	-	-
Minority Interest	187,500	(29,400)

Stockholders' Deficit
Common Stock, 100,000,000 Shares Authorized,
$.001 Par Value, 51,189,065 shares
Issued and Outstanding	51,190	37,786
Additional-Paid in Capital	4,755,422	4,281,573
Accumulated Deficit	(8,179,419)	(6,712,195)

Total Stockholders' Equity	(3,372,807)	(2,392,836)

Total Liabilities and Stockholders' Equity	$1,277,690	$1,027,873

The accompanying notes are an integral part of these consolidated financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2006	2005
Revenues:
Product Sales	$620,993	$1,397,891
License Revenue	182,500	-
	803,493	1,397,891
Cost of Sales
Product Costs	273,167	833,128
License Development	431,287	-
	704,454	833,128
Gross Profit (Loss)	99,039	564,763
Operating Expenses:
Professional Fees	92,921	532,487
Wages and Salaries	479,436	383,542
Selling, General & Administrative	563,310	361,143

Total Operating Expenses	1,135,667	1,277,172

Net Operating Loss	(1,036,628)	(712,409)

Other Income (Expense)
Interest Expense	(266,236)	(140,526)
Forgiveness of Debt	-	476,847
Net Financing Income (Expense)	(176,722)	1,472,083
Foreign Currency Transaction Loss	-	(44,890)
Other Income (Expense)	12,362	-

Total Other Income(Expense)	(430,596)	1,763,514

Loss Before Income Taxes	(1,467,224)	1,051,105

Provision for Income Taxes	-	-

Minority Interest	-	-

Net Income (Loss)	$(1,467,224)	$1,051,105

Basic Net Income (Loss) Per Share	$(0.04)	$0.03
Diluted Net Income (Loss) Per Share	$(0.04)	$0.01

Weighted Average Shares Outstanding:
Basic	39,454,597	37,710,509
Diluted	39,454,597	87,710,509

The accompanying notes are an integral part of these consolidated financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)
Balance, December 31, 2004	37,485,509	37,486	2,865,873	(7,763,300)

Shares issued for services at $0.08	300,000	300	23,700	-

Fair value of conversion feature on
notes payable	-	-	225,000	-

Repricing of beneficial conversion
feature of notes payable	-	-	1,167,000	-

Net income for the year ended
December 31, 2005	-	-	-	1,051,105

Balance, December 31, 2005	37,785,509	$37,786	$4,281,573	$(6,712,195)

Shares issued for services at $0.015	500,000	500	7,000	-

Conversion of notes payable and related
accrued interest	12,903,556	12,904	50,849	-

Beneficial conversion
feature of notes payable	-	-	416,000	-

Net loss for the year ended
December 31, 2006	-	-	-	(1,467,224)

Balance, December 31, 2006	51,189,065	$51,190	$4,755,422	$(8,179,419)

The accompanying notes are an integral part of these consolidated financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(1,467,224)	$1,051,105
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations:
Depreciation & Amortization	9,147	26,410
Amortization of discount on convertible notes payable	897,500	847,917
Amortization of capitalized development costs and licenses	431,287	-
Gain on sale of subsidiary	(11,600)	-
Loss on conversion of note payable	-	44,890
Financing Fees and Services Paid with Common Stock	7,500	24,000
Net change in derivative liability	(465,000)	(3,566,000)
Compensation for conversion feature of notes payable	-	1,392,000
Change in Operating Assets and Liabilities:
Accounts Receivable and Other receivable	(294,726)	(22,514)
Prepaid expenses	(4,412)	-
Accounts Payable and Accrued expenses	557,641	(330,582)
Deferred Compensation	174,200	227,707
Deferred Revenue	17,474	(365,197)

Net Cash Used by Operating Activities	(148,213)	(670,264)

Cash Flows from Investing Activities:
Payments for development costs and licenses	(370,627)	(411,118)
Proceeds from sale of subsidiary	41,000	-
Payments for equipment	-	(15,696)
Refunded deposits	-	1,118

Net Cash Used by Investing Activities	(329,627)	(425,696)

The accompanying notes are an integral part of these consolidated financial statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2006	2005
Cash Flows from Financing Activities:
Cash held in Escrow	4,489	(4,489)
Proceeds from Advances	76,327	125,000
Proceeds from Convertible Notes Payable	247,000	650,000
Proceeds from Notes Payable	150,000	223,601
Payments for Capital Leases	-	(9,406)
Proceeds received on joint venture	187,500	-
Payments on Notes Payable	(162,500)	(54,508)

Net Cash Provided (Used) by Financing Activities	502,816	930,198

Increase (Decrease) in Cash	24,976	(165,762)

Cash and Cash Equivalents at Beginning of Period	-	165,762

Cash and Cash Equivalents at End of Period	$24,976	$-

Cash Paid For:
Interest	$-	$-
Income Taxes	-	-

Non-Cash Investing and Financing Activities:
Common stock issued for services	$7,500	$24,000
Notes Payable converted to common stock	$59,600	$-
Beneficial conversion feature of convertible notes payable	$247,000	$225,000

The accompanying notes are an integral part of these consolidated financial statements.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

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

On October 7, 2003, the Company effected a reorganization and acquisition agreement with Conspiracy Entertainment Corporation (CEC), organized in November 1997. The reorganization agreement provided for the issuance of 21,552,900 shares of common stock to the shareholder of CEC, for all outstanding shares of CEC. Pursuant to the acquisition, CEC became a wholly-owned subsidiary of the Company, and the name of the Company was changed to Conspiracy Entertainment Holdings, Inc. The reorganization was recorded as a reverse acquisition using the purchase method of business combination. In a reverse acquisition all accounting history becomes that of the accounting acquirer, therefore all historical information prior to the acquisition is that of CEC. The shares issued to the shareholders of CEC have been stated retroactively, as though a 1,026 for 1 stock split occurred on January 1, 2003. The reverse merger adjustment is therefore all the shares held by the Lance shareholders prior to the acquisition.

In early 2004, the Company acquired a 51% interest in Conspiracy Entertainment Europe, LTD (CEE), a United Kingdom Corporation, to develop and distribute certain game titles in Europe. During 2004, the Company advanced $60,000 to this majority owned subsidiary to cover operating expenses. During 2006, the Company sold it’s 51% interest in CEE for $41,000. The financial statements of CEE are consolidated with the Company through the date of sale, with a minority interest adjustment.

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received during 2006 and 2005 an advance of $62,500 and $125,000 and may receive additional advances of $312,500 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as minority interest in the accompanying financial statements at December 31, 2006 as the Company has rights to receive an equal share of the profits. All inter-company balances and transactions have been eliminated in consolidation.

b. Accounting Method

The Company recognizes income and expense on the accrual basis of accounting. The Company has elected a December 31 year end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Capitalized Development Costs

For products where proven technology exits technological feasibility may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, the Company expenses, as part of cost of sales, when the Company believes such amounts are not recoverable. Amounts related to capitalized development costs that are not capitalized are charged immediately to cost of sales. The Company evaluated the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology and orders of the product prior to its release.

Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At December 31, 2006, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the year.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

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

At December 31, 2006, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the year.

g. Property and Equipment

Software and equipment as of December 31, 2006 and 2005 consists of the following and are recorded at cost:

	2006	2005
Computer Equipment	$43,068	43,068
Development tools	41,606	41,606
Furniture and fixtures	48,460	48,460
Automobile	51,549	51,549
Leasehold improvements	24,457	24,457
Total fixed assets	209,140	209,140
Accumulated depreciation	203,050	193,903
Net software and equipment	$6,090	15,237

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

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

Depreciation charged to operations was $9,147 and $26,410 for December 31, 2006 and 2005, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2006 and 2005, no impairments were recognized.

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
December 31, 2006

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

i. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2006 and 2005 was $74,377 and $74,593, respectively.

j. Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for December 31, 2006 and 2005 does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

j. Earnings (Loss) Per Share of Common Stock - continued

	2006	2005
Net Income (Loss) (numerator)	$(1,437,824)	$1,051,105

Weighted average number of common shares
outstanding used in basic earnings per share.	39,454,597	37,710,509

Effect of dilutive securities (denominator):
Stock Warrants	-	-
Convertible notes payable	-	50,000,000

Weighted number of common shares and potential
dilutive common shares outstanding used in
dilutive earnings per share	39,454,597	87,710,509

For the year ended December 31, 2006, the Company had warrants to purchase 71,500,000 common shares at a weighted average price of $0.1434 and notes payable convertible into approximately 364,782,046 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the year ended December 31, 2005, the Company had warrants to purchase 71,500,000 common shares at a weighted average price of $0.1434 that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

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

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The cumulative effect of currency translation adjustments to a note payable (in British Pounds) held by the Company is included in Other Comprehensive Income in Stockholders’ Equity. During July 2005, the note payable was converted to U.S. dollars and the $44,890 in other comprehensive income was expensed in “Other Income (Expense)” under “Foreign Currency Translation Loss”.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the period ended December 31, 2006, the Company had an accumulated deficit of $7,414,186 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. Management plans to issue additional debt and equity to fund the release of new products in 2007. The financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - INCOME TAXES

The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses. At December 31, 2006, the Company had net operating losses totaling approximately $8,316,000 which expire beginning in the year 2016 through 2026.

Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” The applicable federal and state tax rates in effect at December 31, 2006 and 2005 were used in calculating the income tax liabilities, expense, and deferred taxes.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 3 - INCOME TAXES - CONTINUED

The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Expected Federal Tax Benefit	$(489,000)	$(373,000)
State income taxes, net of federal benefit	(84,000)	(55,000)
Deferred Revenue	-	124,000
Gain on derivative liability	327,000	(1,212,000)
Changes in valuation allowance	246,000	660,000
Other	-	-
Total	$-	$-

The following table summarizes the significant components of the Company’s deferred tax asset at December 31, 2006:

	2006	2005
Deferred tax assets
Net operating loss carry-forwards	$3,312,500	$3,066,500
Valuation allowance	(3,312,500)	(3,066,500)
Net deferred tax asset	$-	$-

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards. As of December 31, 2006 and 2005, a valuation allowance has been recorded in the amount of $(3,312,500) and $(3,066,500), respectively.

NOTE 4 - NOTES AND CONVERTIBLE NOTES PAYABLE

On August 11, 2006, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $247,000, convertible into common shares of the Company's common stock at a price of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. Interest and principal of the note is due on February 1, 2007. The balance of the note as of December 31, 2006, was $247,000 plus related accrued interest of $14,414.

Of the $247,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $247,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $205,833 of the discount to interest expense through December 31, 2006.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 4 - NOTES AND CONVERTIBLE NOTES PAYABLE - CONTINUED

Of the $650,000 in proceeds from the convertible debentures, $225,000 has been recorded as paid in capital and $425,000 has been recorded as a derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $622,917 and $297,917 through December 31, 2006 and 2005.

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

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,100,000 through December 31, 2006 and $733,333 through December 31, 2005.

In August 2005, the Company amended the conversion terms of all existing convertible notes payable. The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.004634 per share at December 31, 2006).

As of December 31, 2006 and 2005 the balance of the Company’s convertible notes payable totaled, $1,690,400 and $1,944,092 net of discounts of $68,250 and $718,750. If the notes were converted at December 31, 2006, the Company would have to issue 364,782,046 shares effectively changing control of the Company, however the agreement prohibits the holder of the underlying notes to exceed 4.99% ownership after the conversion.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 4 - NOTES AND CONVERTIBLE NOTES PAYABLE - CONTINUED

Long- term liabilities are detailed in the following schedules as of December 31, 2006 and 2005:

	2006	2005
Convertible debentures to partnerships
and funds; 5% interest payable annually;
secured by the Company’s assets, due
August 2006, convertible anytime at a rate of
the lesser of $0.05 per common share or 70% of the 5
lowest closing bid prices for the last 30 days trading
prior to the conversion; discount of $27,083
at 2006 and $718,750 at 2005	$1,690,400	$1,750,000

Notes payable to institutional investors; no interest;
profit sharing of 50% for the game “Ultimate Block
Party” up to a maximum of $300,000; secured by the
Company’s assets; due in February 2006	194,093	194,093

Note payable to an individual; total
interest of $88,000 (50,000 pounds) due,
principal and interest due upon receipt of first
$355,000 of product sales from British publisher,
unsecured	172,628	185,128

Convertible debentures to partnerships
and funds; 15% interest payable annually;
secured by the Company’s assets, due
February 2007, convertible anytime at a rate of
the lesser of $0.02 per common share or 70% of the
average of the 5 lowest closing bid prices for the last
30 days trading prior to the conversion date;
discount of $41,167 at 2006	247,000	-

Total Notes Payable	$2,304,121	$2,129,221

Less discount	(68,250)	(718,750)
Less Current Portion	(2,235,871)	(1,410,471)

Total Long-Term Liabilities	$-	$-

Future minimum principal payments on notes payable are as follows:

2007	2,304,121
Thereafter	-
Total	2,304,121

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 5 - LEASE COMMITMENTS

The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in March 2009. The Company also leased certain office equipment and a vehicle under non-cancelable capital lease arrangements that expired through September 2005.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2006 were as follows:

Year Ending	Operating
December 31,	Leases
2007	$57,736
2008	55,344
2009	28,080
Thereafter	-
$141,160

Rent expense was $65,193 and $70,314 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - AGREEMENTS

Settlement Agreements

On June 28, 2005, the Company entered into a Settlement Agreement and Mutual Release with a software publisher related to a dispute.  Pursuant to the agreement, the Company received $112,500 from the customer to settle the dispute in August 2005.

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received during 2006 and 2005 an advance of $62,500 and $125,000 and may receive additional advances of $312,500 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as minority interest in the accompanying financial statements at December 31, 2006 as the Company has rights to receive an equal share of the profits.

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Operating Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company’s total issued and outstanding common shares as of the date of the agreement. During 2006 and 2005, the Company recorded $479,436 and $429,900 of compensation expense, respectively related to these agreements. Of the compensation expense amounts $0 and $0 is related to committed common stock, and $638,043 and $463,843 of deferred compensation as related to these agreements during 2006 and 2005, respectively. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 6 - AGREEMENTS - CONTINUED

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of December 31, 2006 and 2005 the Company withheld $279,128 and $175,770, respectively. As of December 31, 2006, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which is most likely subject to penalties and interest. As of December 31, 2006, the Company had not been audited or invoiced by the IRS. The amount due at December 31, 2006 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Vacation Accrual

During the years ended December 31, 2006 and 2005, the Company did not accrue liabilities for vacation payable to employees. The Company’s management believes vacation earned during and prior to 2006 was utilized by the employees of the Company as of December 31, 2006, and accordingly, has not recorded an accrued liability.

NOTE 7 - FORGIVENESS OF DEBT

During the year ended December 31, 2005, a creditor of the Company forgave an outstanding balance due in the amount of $476,847.

NOTE 8 - DERIVATIVES

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with accounting mandate, the derivative liability associated with the warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective or the underlying shares become free trading; the warrants shall be reassessed at each balance sheet date to determine whether the warrants should continue to be classified as a liability or as equity. The derivative liability shall be adjusted to its fair value (calculated using the Black Scholes method) at each balance sheet date. The corresponding fair value adjustment is included in the consolidated statements of operations as financing expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as financing income as the value of the warrants decreases from a decrease in our stock price. During 2006, the underlying shares became free trading, therefore the Company was no longer required to cash settle the shares or wait for the registration statement to go effective. The Company recorded $465,000 in financing income for the decrease in the liability and $169,000 to additional paid in capital.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 8 - DERIVATIVES - CONTINUED

During 2005 and 2004, we issued Class A and Class B warrants to purchase an aggregate of 44,000,000 shares of our common stock in connection with a certain convertible notes payable. The Class A warrants entitle the holders to purchase up to 35,000,000 shares of our common stock at a price of $0.20 per share, and expire 5 years from the date granted and the Class B warrants entitle the holders to purchase up to 35,000,000 additional shares of our common stock at a price of $0.05 per share. Each warrant is subject to standard adjustment provisions. These warrants are accounted for as a derivative liability according to the guidance of EITF 00-19 and the fair value of warrant was initially assessed in accordance with EITF 98-5 as a discount on the underlying convertible note and then adjusted to fair value using the Black-Scholes valuation method. The fair value of each warrant was estimated on the date of commitment with the following assumptions:

	Warrant A	Warrant B

Expected term - years	5	1.5
Stock price on date of commitment (July 19, 2004)	$0.15	$0.05
Expected dividend yield	0%	0%
Expected stock price volatility	146%	146%
Risk-free interest rate	4%	4%

The change in the derivative liability for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Fair value of warrants as of December 31,	634,000	$1,395,000
Loss on fair value adjustment of derivatives	-	$2,805,000
Income on fair value adjustment of derivatives	(465,000)	$(3,566,000)
Balance closed out to equity upon underlying securities becoming free
trading	(169,000)
Fair value of warrants as of December 31,	-	$634,000

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time (2.5 years and 0.5 years for the Class A and B at December 31, 2006), (3.5 years and 1.5 years for the Class A and B at December 31, 2005), and using the stock price at the balance sheet date ($0.03 and $0.015 at December 31, 2006 and 2005).

NOTE 9 - CONCENTRATIONS AND UNCERTAINTIES

Total net sales earned from three customers constituted 41%, 23% and 36% of total net sales earned for the year ended December 31, 2006.

Total net sales earned from one customer constituted 100% of total net sales earned for the years ended December 31, 2005.

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 10 - CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at December 31, 2006 consisted of the following:

	Development	Costs Licenses
Capitalized development costs	$294,376	$456,428
Less Impairment	-	-
Less accumulated amortization	-	-
Total	$294,376	$456,428

Amortization expense was $431,287 and $0 for the years ended December 31, 2006 and 2005, respectively.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:

2007	$423,340
2008	165,982
2009	141,482
2010	20,000
Thereafter	-
Total	$750,804

During the period ended December 31, 2004, capitalized licenses were impaired due to the lack of product sales and management's assessment of future sales. During the year ended December 31, 2004, a total of $234,812 was expensed under the caption "Cost of Sales - License Development," due to the impairment.

NOTE 11 - NEW TECHNICAL PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 SFAS No. 158 will have not have a material impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is required to adopt FIN 48 beginning in fiscal year 2007 and the impact that the adoption of FIN 48 will have on its financial statements and notes thereto is expected to be immaterial.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect the funded status of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position.  SFAS No. 158 will have no impact on the Company’s financial statements.

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 12 - SHAREHOLDERS EQUITY

Common Stock

During August 2006, the Company issued 500,000 shares of common stock for consulting services valued at $7,500.

During September and December 2006, the Company issued 4,095,890 and 8,807,666 shares of common stock upon conversion of $23,800 and $35,800 of notes payable and related accrued interest of $1,662 and $2,492 respectively.

During the year ended December 31, 2005, the Company incurred professional fees to advisory firms for agent services related to the placement of the Convertible Note Payable. The professional fees totaled $100,500 and were paid by issuing 300,000 shares of the Company’s common stock valued at $24,000 and $76,500 in cash.

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through February 2009. A summary of the status of warrants granted at December 31, 2006 and 2005, and changes during the years then ended is as follows:

	For the Year Ended December 31, 2006		For the Year Ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	71,500,000	$.1434	45,500,000	$0.1538
Granted	-	-	26,000,000	0.125
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1,500,000)	1.00	-	-

Outstanding at end of period	70,000,000	$0.125	71,500,000	$0.1434

Exercisable at end of period	70,000,000	$0.125	71,500,000	$0.1434

A summary of the status of warrants outstanding at December 31, 2006 is presented below:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted
Range of Exercise	Number	Remaining	Average	Number	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.05	35,000,000	3 years	$0.05	35,000,000	$0.05
0.20	35,000,000	1 year	0.20	35,000,000	0.20
$3.51 - $ 13.50	70,000,000		$0.125	70,000,000	$0.125

Conspiracy Entertainment Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 12 - SHAREHOLDERS EQUITY - CONTINUED

The Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock at $0.20 per share expiring August 2008, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors. The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants.

The Company sold an aggregate of $50,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share expiring September 2008, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors. The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

On February 9, 2005, the Company sold an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 13,000,000 shares of the Company’s common stock at $0.20 per share expiring February 2009, and Class B Common Stock Purchase Warrants to purchase 13,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors. The Company received gross proceeds totaling $650,000 from the sale of the Debentures and the Warrants.

Warrant pricing models require the input of highly sensitive assumptions, including expected stock volatility. Also, the Company’s warrants have characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the warrants and that the resulting warrant values are reasonable.

NOTE 13 - SUBSEQUENT EVENTS

On March 30, 2007, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $80,000, convertible into common shares of the Company's common stock at a price of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. The note is due August 1, 2007.