Form 10QSB
period 2007-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2007-05-21
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER ___________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had 51,189,065 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$147,964	$24,976
Restricted Cash	-	-
Accounts Receivable, net of allowance
for doubtful accounts of zero in 2007 and 2006	190,270	305,002
Prepaids	-	4,412

Total Current Assets	338,234	334,390

Property & Equipment, Net	4,456	6,090

Other Assets:
Capitalized Development Costs and Licenses, Net	1,199,035	750,804
Deposits	6,907	6,907
Other Receivable	179,500	179,500
Investments	-	-

Total Other Assets	1,385,442	937,211

Total Assets	$1,728,132	$1,277,691

The accompanying notes are an integral part of these financial Statements (Continued)

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Balance Sheets (Continued) (unaudited)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$658,982	$653,627
Accounts Payable-related party	-	-
Accrued Expenses	222,898	192,440
Payroll Taxes Payable	547,242	524,215
Deferred Compensation	651,143	638,043
Advance from Customer	676,327	201,327
Deferred Revenue	17,474	17,474
Lease Obligations - Current	-	-
Notes Payable	364,221	366,721
Derivative liability on warrants	-	-
Convertible Notes Payable, net of discount
of $59,524 in 2007	1,957,876	1,869,150

Total Current Liabilities	5,096,163	4,462,997

Long-Term Liabilities:
Convertible Notes Payable	-	-

Total Long-Term Liabilities	-	-

Total Liabilities	5,096,163	4,462,997
Commitment	-	-
Minority Interest	187,500	187,500

Stockholders' Deficit
Common Stock, 100,000,000 Shares Authorized,
$.001 Par Value, 51,189,065 shares
Issued and Outstanding	51,190	51,190
Additional-Paid in Capital	4,815,922	4,755,422
Accumulated Deficit	(8,422,644)	(8,179,419)

Total Stockholders' Equity	(3,555,532)	(3,343,407)

Total Liabilities and Stockholders' Equity	$1,728,132	$1,277,690

The accompanying notes are an integral part of these financial Statements

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Statements of Operations (unaudited)

	For the Periods Ended
	March 31,
	2007	2006
Revenues:
Product Sales	$-	$-
License Revenue	-	-
	-	-
Cost of Sales
Product Costs	-	-
License Development	-	-
	-	-

Gross Profit (Loss)	-	-

Operating Expenses:
Professional Fees	12,500	55,000
Wages and Salaries	86,350	103,849
Selling, General & Administrative	74,090	71,514

Total Operating Expenses	172,940	230,363

Net Operating Loss	(172,940)	(230,363)

Other Income(Expense)
Interest Expense	(30,458)	-
Forgiveness of Debt	-	-
Net Financing Income (Expense)	(69,226)	56,250
Derivative Income	-	-
Foreign Currency Transaction Loss	-	-
Other Income (Expense)	-	41,762

Total Other Income(Expense)	(99,684)	98,012

Loss Before Income Taxes	(272,624)	(132,351)

Provision for Income Taxes	-	-

Minority Interest	-	-

Net Income (Loss)	$(272,624)	$(132,351)

Basic Net Income (Loss) Per Share	$(0.01)	$(0.00)
Diluted Net Income (Loss) Per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding:
Basic	51,189,065	37,785,509
Diluted	51,189,065	37,785,509

The accompanying notes are an integral part of these financial Statements

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows (unaudited)

	For the Periods Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(272,624)	$(132,351)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations:
Minority Interest	29,400	-
Depreciation & Amortization	1,634	3,400
Amortization of discount on convertible notes payable	69,226	218,750
Amortization of capitalized development costs and licenses	-	-
Financing Fees and Services Paid with Common Stock	-	-
Net change in derivative liability	-	(275,000)
Compensation for conversion feature of notes payable	-	-
Change in Operating Assets and Liabilities:
Accounts Receivable and Other receivable	114,732	157,250
Prepaid expenses	4,411	-
Accounts Payable and Accrued expenses	58,840	60,009
Deferred Compensation	13,100	26,900

Net Cash Used by Operating Activities	18,720	58,958

Cash Flows from Investing Activities:
Payments for development costs and licenses	(448,231)	(49,500)

Net Cash Used by Investing Activities	(448,231)	(49,500)

The accompanying notes are an integral part of these financial Statements (Continued)

Conspiracy Entertainment Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows (Continued) (unaudited)

	For the Periods Ended
	March 31,
	2007	2006
Cash Flows from Financing Activities:
Proceeds from Advances	475,000	-
Proceeds from Convertible Notes Payable	80,000	-
Proceeds from Notes Payable	(2,500)	-

Net Cash Provided (Used) by Financing Activities	552,500	-

Increase (Decrease) in Cash	122,988	9,458

Cash and Cash Equivalents at Beginning of Period	24,976	-

Cash and Cash Equivalents at End of Period	$147,964	$9,458

Cash Paid For:
Interest	$-	$-
Income Taxes	-	-

Non-Cash Investing and Financing Activities:
Capital contributed for financing fees	$-	$-
Common stock issued for services	$-	$-
Notes Payable converted to common stock	$-	$-
Accounts Payable settled with common stock	$-	$-
Forgiveness of deferred compensation by officer	$-	$-
Beneficial conversion feature of convertible notes payable	$60,500	$-

The accompanying notes are an integral part of these financial Statements

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At March 31, 2007, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the period ended March 31, 2007.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

At March 31, 2007, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the period ended March 31, 2007.

g. Property and Equipment

Software and equipment as of March 31, 2007 and December 31, 2006 consists of the following and are recorded at cost:

	2007	2006
Computer Equipment	$43,068	43,068
Development tools	41,606	41,606
Furniture and fixtures	48,460	48,460
Automobile	51,549	51,549
Equipment held under capital lease agreements	-	-
Leasehold improvements	24,457	24,457
Total fixed assets	209,140	209,140
Accumulated depreciation	204,684	193,903
Net software and equipment	$4,456	15,237

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

Depreciation charged to operations was $1,634 and $3,400 for March 31, 2007 and 2006, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At March 31, 2007 and 2006, no impairments were recognized.

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

ii. Takes title to the products.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

i. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the periods ended March 31, 2007 and 2006 was $14,924 and $7,246, respectively.

j. Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for March 31, 2007 does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

j. Earnings (Loss) Per Share of Common Stock - continued

	2007	2006
Net Income (Loss) (numerator)	$(272,624)	$(132,351)

Weighted average number of common shares
outstanding used in basic earnings per share.	51,189,065	37,785,509

Effect of dilutive securities (denominator):
Stock Warrants	-	-
Convertible notes payable	-	-

Weighted number of common shares and potential
dilutive common shares outstanding used in
dilutive earnings per share	51,189,065	37,785,509

For the period ended March 31, 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into approximately 84,300,000common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the period ended March 31, 2007, the Company had an accumulated deficit of $8,422,624 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Of the $80,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $60,500 has been recorded as paid in capital and as a discount on the note. The Company has accreted $976 of the discount to interest expense through March 31, 2007.

On August 11, 2006, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $247,000, convertible into common shares of the Company's common stock at a price of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. Interest and principal of the note is due on February 1, 2007. The note is in default. The balance of the note as of March 31, 2007, was $247,000 plus related accrued interest of $23,676.

Of the $247,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $247,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $247,000 of the discount to interest expense through March 31, 2007.

On February 9, 2005, the Company closed a Securities Purchase Agreement for 5% Secured Convertible Debentures having a total principal amount of $650,000, convertible into 13,000,000 shares of the Company's common stock at a price of $0.05 per share, plus Class A Common Stock Purchase Warrants to purchase a total of 13,000,000 shares of common stock at a price of $0.20 per share; and Class B Common Stock Purchase Warrants to purchase a total of 13,000,000 shares of common stock at a price of $0.05 per share. Interest and principal of the note is due on February 9, 2007 and is currently in default.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 3 - CONVERTIBLE NOTES PAYABLE - CONTINUED

Of the $650,000 in proceeds from the convertible debentures, $225,000 has been recorded as paid in capital and $425,000 has been recorded as a derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $650,000 and $379,167 through March31, 2007 and 2006.

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

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,100,000 through March 31, 2007 and $870,833 through March 31, 2006.

In August 2005, the Company amended the conversion terms of all existing convertible notes payable. The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.0147 per share at March 31, 2007).

As of March 31, 2007 and December 31, 2006 the balance of the Company’s convertible notes payable totaled, $1,770,400 and $1,690,400 net of discounts of $59,426 and $68,250. If the notes were converted at March 31, 2007, the Company would have to issue 84,300,000 shares effectively changing control of the Company.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 4 - NOTES PAYABLE

Long- term liabilities are detailed in the following schedules as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, due August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion; net of discount of $0 and $27,083 at 2007 and 2006	$1,690,400	$1,663,317

Notes payable to institutional investors; no interest; profit sharing of 50% for the game “Ultimate Block Party” up to a maximum of $300,000; secured by the Company’s assets; due in February 2006	194,093	194,093

Note payable to an individual; total interest of $88,000 (50,000 pounds) due, principal and interest due upon receipt of first $355,000 of product sales from British publisher, unsecured	170,128	172,628

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, due February 2007, convertible anytime at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $0 and 41,167 at 2007 and 2006	247,000	205,833

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, due August 1, 2007, convertible anytime at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $59,524 at 2007	20,476	-

Total Notes Payable, net of discounts of $59,426 And $68,250 at 2007 and 2006	$2,322,097	$2,235,871

Less Current Portion	(2,322,097)	(2,235,871)

Total Long-Term Liabilities	$-	$-

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

Future minimum principal payments on notes payable are as follows:

2007	2,322,097
Thereafter	-
Total	$2,322,097

NOTE 5 - LEASE COMMITMENTS

The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in March 2009.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2006 were as follows:

Year Ending December 31,	Operating Leases
2007	$56,662
2008	69,588
2009	-
Thereafter	-
$126,250

Rent expense was $18,036 and $18,073 for the periods ended March 31, 2007 and 2006, respectively.

NOTE 6 - AGREEMENTS

Settlement Agreements

On June 28, 2005, the Company entered into a Settlement Agreement and Mutual Release with a software publisher related to a dispute.  Pursuant to the agreement, the Company received $112,500 from the customer to settle the dispute in August 2005.

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received an advance of $125,000 and may receive three additional advances of $125,000 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as advances from customers in the accompanying financial statements at March 31, 2007.

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Operating Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company’s total issued and outstanding common shares as of the date of the agreement. During the three months ended March 31, 2007 and 2006, the Company recorded $13,100 and $29,600 of compensation expense, respectively related to these agreements. Of the compensation expense amounts $0 and $0 is related to committed common stock, and $651,143 and $648,043 of deferred compensation as related to these agreements at March 31, 2007 and December 31, 2006, respectively. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 6 - AGREEMENTS - CONTINUED

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of March 31, 2007 and 2006 the Company withheld $279,128 and $175,770, respectively. As of March 31, 2007, the Company had not remitted any of the 2001-2007 withholdings to the IRS for which is most likely subject to penalties and interest. As of March 31, 2007, the Company had not been audited or invoiced by the IRS. The amount due at March 31, 2007 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Vacation Accrual

During the periods ended March 31, 2007 and 2006, the Company did not accrue liabilities for vacation payable to employees. The Company’s management believes vacation earned during and prior to 2007 was utilized by the employees of the Company as of March 31, 2007, and accordingly, has not recorded an accrued liability.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 7 - CONCENTRATIONS AND UNCERTAINTIES

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

NOTE 8- CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at March 31, 2007 consisted of the following:

	Development	Costs Licenses
Capitalized development costs	$391,376	$807,660
Less Impairment	-	-
Less accumulated amortization	-	-
Total	$391,376	$807,660

Amortization expense was $0 and $0 for the periods ended March 31, 2007 and 2006, respectively.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:

2007	$737,102
2008	300,452
2009	141,482
2010	20,000
Thereafter	-
Total	$1,199,036

NOTE 9 - NEW TECHNICAL PRONOUNCEMENTS

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 10 - SHAREHOLDERS EQUITY

Common Stock

During August 2006, the Company issued 500,000 shares of common stock for consulting services valued at $7,500.

During September and December 2006, the Company issued 4,095,890 and 8,807,666 shares of common stock upon conversion of $23,800 and $35,800 of notes payable and related accrued interest of $1,662 and $2,492 respectively.

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through February 2009. A summary of the status of warrants granted at March 31, 2007 and December 31, 2006, and changes during the period and year then ended is as follows:

	For the Period Ended March 31, 2007		For the Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	70,000,000	$0.125	71,500,000	$0.1434
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	1,500,000	1.00

Outstanding at end of period	70,000,000	$0.125	70,000,000	$0.125

Exercisable at end of period	70,000,000	$0.125	70,000,000	$0.125

A summary of the status of warrants outstanding at March 31, 2007 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	35,000,000	2.75 years	$0.05	35,000,000	$0.05
0.20	35,000,000	.75 year	0.20	35,000,000	0.20
$3.51 - $ 13.50	70,000,000		$0.125	70,000,000	$0.125

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 11 - SHAREHOLDERS EQUITY - CONTINUED

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

On September 28, 2004, the Company sold an aggregate of $50,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share expiring September 2008, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors. The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues for the three months ended March 31, 2007 were $0, compared to $0 and for the three months ended March 31, 2006. This represents no change from the previous year. The company had one title ready for release but upon the request of our distributor held off the release until 2nd quarter 2007.

There was no change in Gross profit for the three months ended March 31, 2007 which was $0, compared to $0 for the three months ended March 31, 2006. This is primarily the result of no sales for the period.

For the three months ended March 31, 2007, operating expenses totaled $172,940 as compared to $230,363 for the three months ended March 31, 2006. This was a decrease of $57,423 or 24.9%. The decrease in operating expenses resulted from $9,147 or 89% from $10,275 for the three months ended March 31, 2006 to only $1,128 for the three months ended March 31, 2007. In addition, payroll expenses accrued $17,599 or due to a reduction in staff, 16.9% from $ 103,849 for the three months ended March 31, 2006 to $86,250 for the three months ended March 31, 2007. Professional Fees decreased  from $42,500 in 2006 to $30,000 in 2007 due to reduction in legal fees for the period. These decreases were offset by increases in marketing expenses of $7,768 or 106% from $7,246 for the three months ended March 31, 2006 to $14,924 for the three months ended March 31, 2007 due to increase of IR activity, Outside Service also increased by $7,200 or 180% from $4,000 for the three months ended March 31, 2006 to $11,200 for the three months ended March 31, 2007 as result of reduced staff and the need for temporary services, Office Expenses  increased by 131.3% or $11,159 from $8,500 for the three months ended March 31, 2006 to $19,660 for the three months ended March 31, 2007 due to an increase in non asset development tools purchased in anticipation of the company’s increased production schedule beginning next quarter. The company will continue to keeps its expenses to a minimum.

Interest expense was $30,458 and $0 for the three months ended March 31, 2007 and 2006, respectively. This was an increase of $30,458, or 100%.

We received $0 in Other Income for the three months ended March 31, 2007 compared to $41,762 in Other Income for the three months ended March 31, 2006. The difference of $41,762 or 100% was a result of the company selling off its interest in Conspiracy Europe in 2006.

We had $69,226 in Financing Costs for the three months ended March 31, 2007 compared to $56,250 of Financing Income for the three months ended March 31, 2006.

Our net loss was $272,624 for the three months ended March 31, 2007 compared to a net loss of $132,351 for the three months ended March 31, 2006. The decrease in profitability for the three months ended March 31, 2007 was due to the decrease in other income of $41,762 and Financing Income of $56,250 despite having a Net Operating Loss of $172,940 for the three months ended March 31, 2007 as compared to a Net Operating Loss of $230,363 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007 our cash balance was $147,964 compared to $24,976 at December 31, 2006. Total current assets at March 31, 2007 were $338,234 compared to $334,390 at December 31, 2006. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2007 will be sufficient to cover our working capital requirements for fiscal 2007.

For the three months ended March 31, 2007, net cash used in operating activities was $18,720 as compared to $58,958 for the three months ended March 31, 2006. The decrease in cash used in operating activities can be attributed to our efforts to cut back on office expenditures, defer compensation to executives, maintain receivables to a minimum, utilize our credit with others to reserve cash and collect advances when possible. We believe that by releasing future games and movies over the next twelve months we will be able to operate in a cash positive manner in the future, with less reliance on funding from investors.

For the three months ended March 31, 2007, net cash used in investing activities was $448,231, compared to net cash used in investing activities of $49,500 for the three months ended March 31, 2006. The increase in cash used in investing activities of $398,731 for the three months ending March 31, 2007, was due to the fact that we have begun development on 11 Nintendo Wii games for release this year.

For the three months ended March 31, 2007, net cash provided by Financing Activities was $552,50 compared to $0 for the three months ended March 31, 2006. We received proceeds from a Convertible Note transaction of $80,000 as well as advances for our upcoming product releases of $$475,000 which comprise the majority of this balance.

Our accounts receivable at March 31, 2007 was $190,270, compared to $305,002 at December 31, 2006. The change in accounts receivable is primarily due to receiving payments for the accounts receivable from the 4th Quarter 2006, plus accounts receivable from invoices issued for advance payments in the first quarter 2007 which have not yet been received.

As of March 31, 2007 we had a working capital deficiency of $4,757,929. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at March 31, 2007 was $0 compared to $0 as of December 31, 2006. We paid off the entire long term debt balance by year end and had no new long term arrangements during the quarter.

At March 31, 2007 we had no bank debt.

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

On March 30, 2007, we sold an aggregate of $80,000 principal amount of 15% secured convertible notes to two accredited institutional investors for gross proceeds of $80,000 less expenses of $12,500.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2007:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$2,322,097	$2,322,097
Operating Lease Obligations	$126,260	$56,662	$69,598
License Fee Obligations	$60,000	$60,000
Total	$2,508,357	$2,438,759	$69,598

In March 2007, we entered into a convertible notes agreement totaling $80,000. The notes if called would be payable August 2007.

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

In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have repaid approximately $184,872 with the remaining balance to be paid in the year 2007.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2007	$56,662

2008	$69,598

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

Allowance For Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of March 31, 2007, the allowance for doubtful accounts holds $0 balance as none of our accounts receivable are deemed uncollectible.

Valuation of Long-Lived Intangible Assets Including Capitalized Development Costs and Licenses. Capitalized development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $1,199,035 at March 31, 2007. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Income Taxes. We account for income taxes under SFAS No. 109, "Accounting for Income Taxes," which involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid-in capital and will not result in future income statement benefit.

Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business. There are no legal, administrative, arbitral, governmental or other proceedings, actions or governmental investigations of any nature pending or, to the best knowledge of the Company, threatened, against the Company, which could result in a material loss to the Company. The Company is not subject to any order, judgment, injunction, rule or decree that has or could result in a material loss to the Company.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Dated: May 21, 2007	By:
Sirus Ahmadi President and Chief Executive Officer

Dated: May 21, 2007	By:
Keith Tanaka Chief Financial Officer