Form 10QSB
period 2007-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2007-08-20
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-32427
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2007, the issuer had 51,189,065 outstanding shares of Common Stock , $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

Conspiracy Entertainment Holdings, Inc.
Consolidated Balance Sheets
(unaudited)
ASSETS

	June 30, 2007	December 31, 2006
	Unaudited
Current Assets:
Cash	$268,187	$24,976
Accounts Receivable, net of allowance for doubtful accounts of zero in 2007 and 2006	252,770	305,002
Prepaids	-	4,412

Total Current Assets	520,957	334,390

Property & Equipment, Net	3,049	6,090

Other Assets:
Capitalized Development Costs and Licenses, Net	1,526,421	750,804
Deposits	6,907	6,906
Other Receivable	176,500	179,500

Total Other Assets	1,709,828	937,211

Total Assets	$2,233,834	$1,277,690

The accompanying notes are an integral part of this financial statements
(Continued)

Conspiracy Entertainment Holdings, Inc.
 Consolidated Balance Sheets
(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30, 2007	December 31, 2006
	Unaudited
Current Liabilities:
Accounts Payable	$705,214	$653,627
Accrued Expenses	258,036	192,440
Payroll Taxes Payable	576,383	524,215
Deferred Compensation	637,743	638,043
Advance from Customer	1,032,577	201,327
Deferred Revenue	17,474	17,474
Lease Obligations - Current	-	-
Notes Payable	364,221	366,721
Derivative liability on warrants	-	-
Convertible Notes Payable, net of discount of $15,125 in 2007	2,002,275	1,869,150

Total Current Liabilities	5,593,923	4,462,997

Long-Term Liabilities:
Convertible Notes Payable	-	-

Total Long-Term Liabilities	-	-

Total Liabilities	5,593,923	4,462,997
Commitment	-	-
Minority Interest	216,900	187,500

Stockholders' Deficit
Common Stock, 100,000,000 Shares Authorized, $.001 Par Value, 51,189,065 shares Issued and Outstanding	51,190	51,190
Additional-Paid in Capital	4,815,922	4,755,422
Accumulated Deficit	(8,444,101)	(8,179,419)

Total Stockholders' Equity	(3,576,989)	(3,372,807)

Total Liabilities and Stockholders' Equity	$2,233,834	$1,277,690

The accompanying notes are an integral part of this financial statements

Conspiracy Entertainment Holdings, Inc.
 Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product Sales	$819,330	$360,032	$819,330	$360,032
License Revenue	-	-	-	-
	819,330	360,032	819,330	360,032
Cost of Sales
Product Costs	376,830	257,734	376,830	257,734
	376,830	257,734	376,830	257,734

Gross Profit (Loss)	442,500	102,298	442,500	102,298

Operating Expenses:
Professional Fees	68,750	732	81,250	55,732
Wages and Salaries	86,130	100,515	172,480	204,364
Selling, General & Administrative	200,141	92,239	274,231	163,753

Total Operating Expenses	355,021	193,486	527,961	423,849

Net Operating Loss	87,479	(91,188)	(85,461)	(321,551)

Other Income(Expense)
Interest Expense	(35,138)	-	(65,596)	-
Net Financing Income (Expense)	(44,399)	(269,750)	(113,625)	(213,500)
Other Income (Expense)	-	-		41,762

Total Other Income(Expense)	(79,537)	(269,750)	(179,221)	(171,738)

Loss Before Income Taxes	7,492	(360,938)	(264,682)	(493,289)

Provision for Income Taxes	-	-	-	-

Minority Interest	-	-	-	-

Net Income (Loss)	$7,492	$(360,938)	$(264,682)	$(493,289)

Basic Net Income (Loss) Per Share	$0.00	$(0.01)	$(0.01)	$(0.01)
Diluted Net Income (Loss) Per Share	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic	51,189,065	37,785,509	51,189,065	37,785,509
Diluted	51,189,065	37,785,509	51,189,065	37,785,509

The accompanying notes are an integral part of these financial statements

Conspiracy Entertainment Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(264,682)	$(493,289)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Minority Interest	29,400	-
Depreciation & Amortization	3,041	60,784
Amortization of discount on convertible notes payable	113,625	437,500
Net change in derivative liability	-	(224,000)
Change in Operating Assets and Liabilities:
Accounts Receivable and Other receivable	55,232	87,250
Prepaid expenses	4,412	(4,462)
Accounts Payable and Accrued expenses	169,351	8,705
Deferred Compensation	(300)	59,400
Deferred Revenue		50,000
Net Cash Provided (Used) by Operating Activities	110,079	(18,112)

Cash Flows from Investing Activities:
Payments for development costs and licenses	(775,617)	(52,952)
Proceeds from development costs and licenses	-	129,000
Net Cash Used by Investing Activities	(775,617)	76,048

The accompanying notes are an integral part of these financial statements
(Continued)

Conspiracy Entertainment Holdings, Inc.
 Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Financing Activities:
Proceeds from Advances	831,250	-
Proceeds from Convertible Notes Payable	80,000	-
Payments on Notes Payable	(2,500)	-

Net Cash Provided (Used) by Financing Activities	908,750	-

Increase (Decrease) in Cash	243,211	57,936

Cash and Cash Equivalents at Beginning of Period	24,976	-

Cash and Cash Equivalents at End of Period	$268,187	$57,936

Cash Paid For:
Interest	$-	$-
Income Taxes	-	-

Non-Cash Investing and Financing Activities:
Beneficial conversion feature of convertible notes payable	$60,500	$-

The accompanying notes are an integral part of these financial statements

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

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
June 30, 2007

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

Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At June 30, 2007, the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the period ended June 30, 2007.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

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

At June 30, 2007 the majority of the titles related to capitalized development costs and licenses have not been released. As such, no amortization expense has been included in cost of sales for the ended June 30, 2007.

g. Property and Equipment

Software and equipment as of June 30, 2007 and 2006 consists of the following and are recorded at cost:

	Life	June 30, 2007	June 30, 2006
Computer Equipment	5 Yrs	$43,068	43,068
Development tools	3 Yrs	41,606	41,606
Furniture and fixtures	10 Yrs	48,460	48,460
Automobile	5 Yrs	51,549	51,549
Leasehold improvements	5 Yrs	24,457	24,457
Total fixed assets		209,140	209,140
Accumulated depreciation		(206,091)	(199,651)
Net software and equipment		$3,049	9,489

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

g. Property and Equipment - continued

Provision for depreciation of software and equipment is computed on the straight-line method for financial reporting purposes.

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $3,041 and $60,784 for June 30, 2007 and 2006, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At June 30, 2007 and 2006, no impairments were recognized.

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

iv. Does not act as an agent or broker.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

i. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the periods ended June 30, 2007 and 2006 was $84,622 and $37,029, respectively.

j. Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for June 30, 2007 does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

j. Earnings (Loss) Per Share of Common Stock - continued

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Earnings per share:
Income (Loss) (numerator) - basic	$7,942	$(360,938)	$(264,682)	$(493,289)
Effect of dilutive securities Convertible notes payable	-	-	-	-

Income (Loss)(numerator) - diluted	7,942	(360,938)	(264,682)	(493,289)

Shares (denominator) - basic	51,189,065	37,785,509	51,189,065	37,785,509
Effect of dilutive securities Convertible notes payable	-	-	-	-
Warrants	-	-	-	-

Shares (denominator) - diluted	51,189,065	37,785,509	51,189,065	37,785,509

Per Share Amount - basic	$0.00	$(0.01)	$(0.01)	$(0.01)

Per Share Amount - diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

For the six months ended June 30, 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into approximately 88,520,000 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive (the options exercise price was greater than the average market price of the common shares).

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the period ended June 30, 2007, the Company had an accumulated deficit of $8,444,101. Our registered independent certified public accounts have stated in their report dated March 16, 2007 that our recurring operating losses and lack of working capital raise doubt about our ability to continue as a going concern.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

On March 30, 2007, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $80,000, convertible into common shares of the Company's common stock at a price of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. The note is due August 1, 2007 and is currently in default.

Of the $80,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $60,500 has been recorded as paid in capital and as a discount on the note. The Company has accreted $45,375 of the discount to interest expense through June 30, 2007.

On August 11, 2006, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $247,000, convertible into common shares of the Company's common stock at a price of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. Interest and principal of the note is due on February 1, 2007. The note is in default. The balance of the note as of June 30, 2007, was $247,000 plus related accrued interest of $32,939.

Of the $247,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $247,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $247,000 of the discount to interest expense through June 30, 2007.

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
June 30, 2007

NOTE 3 - CONVERTIBLE NOTES PAYABLE - CONTINUED

Of the $650,000 in proceeds from the convertible debentures, $225,000 has been recorded as paid in capital and $425,000 has been recorded as a derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $650,000 and $460,417 through June 30, 2007 and 2006.

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

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,100,000 through June 30, 2007 and $1,008,833 through June 30, 2006.

In August 2005, the Company amended the conversion terms of all existing convertible notes payable. The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.02 per share at June 30, 2007).

As of June 30, 2007 and December 31, 2006 the balance of the Company’s convertible notes payable totaled, $1,770,400 and $1,690,400 net of discounts of $15,125 and $68,250. If the notes were converted at June 30, 2007, the Company would have to issue 88,520,000 shares effectively changing control of the Company.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 4 - NOTES PAYABLE

Long- term liabilities are detailed in the following schedules as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, due August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion; net of discount of $0 and $27,083 at 2007 and 2006	$1,690,400	$1,663,317

Notes payable to institutional investors; no interest; profit sharing of 50% for the game “Ultimate Block Party” up to a maximum of $300,000; secured by the Company’s assets; due in February 2006	194,093	194,093

Note payable to an individual; total interest of $88,000 (50,000 pounds) due, principal and interest due upon receipt of first $355,000 of product sales from British publisher, unsecured	170,128	172,628

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, due February 2007, convertible anytime at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $0 and 41,167 at 2007 and 2006	247,000	205,833

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, due August 1, 2007, convertible anytime at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $59,524 at 2007	64,875	-

Total Notes Payable, net of discounts of $15,125 And $68,250 at 2007 and 2006	$2,366,496	$2,235,871

Less Current Portion	(2,366,496)	(2,235,871)

Total Long-Term Liabilities	$-	$-

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 4 - NOTES PAYABLE - CONTINUED

Future minimum principal payments on notes payable are as follows:

2007	2,366,496
Thereafter	-
Total	$2,366,496

NOTE 5 - LEASE COMMITMENTS

The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in March 2009.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at June 30, 2007 were as follows:

Operating Leases
2007	$37,775
2008	69,588
2009	-
Thereafter	-
$107,363

Rent expense was $36,114 and $32,669 for the periods ended June 30, 2007 and 2006, respectively.

NOTE 6 - AGREEMENTS

Settlement Agreements

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received an advance of $125,000 and may receive three additional advances of $125,000 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as advances from customers in the accompanying financial statements at June 30, 2007.

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 6 - AGREEMENTS - CONTINUED

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Operating Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company’s total issued and outstanding common shares as of the date of the agreement. During the six months ended June 30, 2007 and 2006, the Company recorded $86,100 and $112,800 of compensation expense, respectively related to these agreements. Of the compensation expense amounts $0 and $0 is related to committed common stock, and $637,743 and $638,043 of deferred compensation as related to these agreements at June 30, 2007 and December 31, 2006, respectively. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of June 30, 2007 and 2006 the Company had withholding tax payable of $279,128 and $175,770, respectively. As of June 30, 2007, the Company had not remitted any of the 2001-2007 withholdings to the IRS for which is most likely subject to penalties and interest. As of June 30, 2007, the Company had not been audited or invoiced by the IRS. The amount due at June 30, 2007 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Vacation Accrual

During the periods ended June 30, 2007 and 2006, the Company did not accrue liabilities for vacation payable to employees. The Company’s management believes vacation earned during and prior to 2007 was utilized by the employees of the Company as of June 30, 2007, and accordingly, has not recorded an accrued liability.

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

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 8- CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at June 30, 2007 consisted of the following:

	Development	Costs Licenses
Capitalized development costs	$768,035	$988,386
Less Impairment	-	-
Less accumulated amortization	55,000	175,000
Total	$713,035	$813,386 -

Amortization expense was $0 and $0 for the periods ended June 30, 2007 and 2006, respectively.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:
2007	$811,148
2008	553,791
2009	141,482
2010	20,000
Thereafter	-
Total	$1,526,421

NOTE 9 - NEW TECHNICAL PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS.  AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

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
June 30, 2007

NOTE 10 - SHAREHOLDERS EQUITY

Common Stock

During August 2006, the Company issued 500,000 shares of common stock for consulting services valued at $7,500.

During September and December 2006, the Company issued 4,095,890 and 8,807,666 shares of common stock upon conversion of $23,800 and $35,800 of notes payable and related accrued interest of $1,662 and $2,492 respectively.

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through February 2009. A summary of the status of warrants granted at June 30, 2007 and December 31, 2006, and changes during the period and year then ended is as follows:

	For the Period Ended June 30, 2007		For the Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	70,000,000	$0.125	71,500,000	$0.1434
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	1,500,000	1.00

Outstanding at end of period	70,000,000	$0.125	70,000,000	$0.125

Exercisable at end of period	70,000,000	$0.125	70,000,000	$0.125

A summary of the status of warrants outstanding at June 30, 2007 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	35,000,000	2.5 years	$0.05	35,000,000	$0.05
0.20	35,000,000	.5 year	0.20	35,000,000	0.20
$3.51 - $ 13.50	70,000,000		$0.125	70,000,000	$0.125

Conspiracy Entertainment Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

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

NOTE 12 - SUBSEQUENT EVENTS

During July 2007, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $200,000, convertible into common shares of the Company’s common stock at a price of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. The note is due August 8, 2008.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues for the three months ended June 30, 2007 were $819,330, compared to $360,032 for the three months ended June 30, 2006. This represents 127.6% change from the previous year. This change is attributable to flat fee sales of $780,000, mainly attributable to the company receiving manufacturing approval for Counter Force (Wii), Ninjabread Man (Wii), Power Play Pool (DS), Cocoto Kart Racing (DS) .

There was a 333% change in Gross profit for the three months ended June 30, 2007 which was $442,500, compared to $102,298 for the three months ended June 30, 2006. This is primarily the result of the flat fee sales generated from the company receiving manufacturing approval for 4 the titles mentioned above, which represented $435,000 of the Gross profit.

For the three months ended June 30, 2007, operating expenses totaled $355,021 as compared to $193,486 for the three months ended June 30, 2006. This was an increase of $161,535 or 84%. The increase in operating expenses resulted from an increase in marketing expenses of $54,838 or 184% from $29,783 for the three months ended June 30, 2006 to $84,622 for the three months ended June 30, 2007, a result of the company receiving manufacturing approval for 4 titles during the quarter and preparing 7 more titles which should receive approval in the upcoming quarter. In addition, entertainment expenses increased $10,101 or 118% from $8,558 for the three months ended June 30, 2006 to $18,659 for the three months ended June 30, 2007. Outside service increased from $5,000 in 2006 to $29,350 in 2007 due to an increase in temporary staff needed to help obtain manufacturing approval for 4 titles during the period. Professional fees increased from $732 for the three months ended June 30, 2006 to $68,750 for the three months ended June 30, 2007, an increase of $9,288% or $68,018 due to consultants paid to assist with securing the 4 titles which received manufacturing approval as well as upcoming titles. Finally, Travel increased $16,210 or 755% from $2,147 for the three months ended June 2006 to $18,357 for the three months ended June 30, 2007 a result of the increased travel activity necessary to sign, secure and obtain manufacturing approval for the 4 titles during the period as well as upcoming titeles. These increases were offset by decreases in insurance expenses of $6,496 or 76% from $8,552 for the three months ended June 30, 2006 to $2,056 for the three months ended June 30, 2007 due to a change in medical care providers and the reduction of insured staff, Office expense also decreased by $8,010 or 40% from $19,612 for the three months ended June 30, 2006 to $11,603 for the three months ended June 30, 2007 as result of the company’s continued effort to reduce expenses.

Interest expense was $35,138 and $0 for the three months ended June 30, 2007 and 2006, respectively.

We had $44,399 in Financing Expense for the three months ended June 30, 2007 compared to $270,000 of Financing Expense for the three months ended June 30, 2006.

Our net income was $7,942 for the three months ended June 30, 2007 compared to a net loss of $360,938 for the three months ended June 30, 2006. The increase in profitability for the three months ended June 30, 2007 was due to the decrease in Other Expense of $ 190,213 and having a Net Operating Profit of $87,479 for the three months ended June 30, 2007 as compared to a Net Operating Loss of $91,188 for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues for the six months ended June 30, 2007 were $819,330, compared to $360,032 for the six months ended June 30, 2006. This represents a 128% increase or $459,298 change from the previous year. This change is attributable to the company obtaining manufacturing approval for 4 titles on a flat fee basis during the 2nd quarter 2007.

There was 333% change in Gross profit for the six months ended June 30, 2007 which was $442,500, compared to $102,298 for the six months ended June 30, 2006. This is primarily the result of the 4 flat fee basis titles receiving manufacturing approval during the 2nd quarter 2007.

For the six months ended June 30, 2007, operating expenses totaled $527,961 as compared to $423,849 for the six months ended June 30, 2006. This was an increase of $104,112 or 25%. The increase in operating expenses resulted from an increase in marketing expenses of $62,516 or 169% from $37,029 for the six months ended June 30, 2006 as compared to $99,546 for the six months ended June 30, 2007 due to the 4 products receiving manufacturing approval during the quarter. In addition, outside service increased $31,550 or 351% due to an increase in temporary staff required in the 2nd quarter 2007 to help obtain manufacturing approval of the 4 titles, an increase in Professional fees of 46% from $55,732 for the six months ended June 30, 2006 to $81,250 for the six months ended June 30, 2007 due to consultants required to assist with securing the 4 titles which received manufacturing approval as well as upcoming titles. Finally, Travel expenses increased 117% or $10,153 from $8,698 for the six months ended June 30, 2006 to $18,851 for the six months ended June 30, 2007, which was a result of the increase in travel requirements necessary to sign, secure and obtain manufacturing approval for 4 titles as well as the upcoming titles. These increases were offset by decreases in automobile expenses of $11,136 or 65% from $17,239 for the six months ended June 30, 2006 to $6,103 for the six months ended June 30, 2007 due to a reduction in permanent staff. Salary and Wages also decreased by $20,416 or 11% from $192,896 for the six months ended June 30, 2006 to $172,480 for the six months ended June 30, 2007 as result of reduced staff.
Interest expense was $65,596 and $0 for the six months ended June 30, 2007 and 2006, respectively. This was an increase of $65,596, or 655%.

We received $0 in Other Income for the six months ended June 30, 2007 compared to $41,762 in Other Income for the six months ended June 30, 2006. The difference of $41,762 or 100% was a result of the company selling off its interest in Conspiracy Europe in 2006.

We had $113,625 in Financing Costs for the six months ended June 30, 2007 compared to $213,500 of Financing Income for the six months ended June 30, 2006.

Our net loss was $264,682 for the six months ended June 30, 2007 compared to a net loss of $493,289 for the six months ended June 30, 2006. The increase in profitability for the six months ended June 30, 2007 was due to the increase of Net Operating Profit of $236,090, a decrease in Financing Expense of $99,875 despite having greater Interest Expense of $65,596 and Other Income of $41,762 for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007 our cash balance was $268,187 compared to $24,976 at December 31, 2006. Total current assets at June 30, 2007 were $520,957compared to $334,390 at December 31, 2006. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2007 will be sufficient to cover our working capital requirements for fiscal 2007.

For the six months ended June 30, 2007, net cash used in operating activities was $110,079 as compared to $18,112 for the six months ended June 30, 2006.   The increase in cash used in operating activities can be attributed to the Company paying down Accounts Payables and Accrued Expenses despite our efforts to cut back on office expenditures, defer compensation to executives, maintain receivables to a minimum, utilize our credit with others to reserve cash and collect advances when possible. We believe that by releasing future games and movies over the next twelve months we will be able to operate in a cash positive manner in the future, with less reliance on funding from investors.

For the three months ended June 30, 2007, net cash provided by operating activities was $110,079, compared to net cash used in operating activities of $18,112 for the three months ended June 30, 2006. The increase in cash provided in operating activities of $128,191 for the three months ending June 30, 2007, was due to the fact that we have begun development on 11 Nintendo Wii games for release this year.

For the three months ended June 30, 2007, net cash provided by financing activities was $908,750 compared to $0 for the six months ended June 30, 2006, which is a result of the advances received from distributors in preparation of the release of the 11 Nintendo Wii games later this year.

Our accounts receivable at June 30, 2007 was $252,770 compared to $305,002 at December 31, 2006. The change in accounts receivable is primarily due to the fact the majority of revenue for 4 titles which received manufacturing approval during the 2nd Qtr 2007 was received in the form of advance payments prior to the receipt of manufacturing approval which means less additional receivables were recorded at the end of the quarter.

As of June 30, 2007 we had a working capital deficiency of $4,896,366. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

At June 30, 2007 we had no bank debt.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2007	$37,775

2008	$69,588

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

Allowance For Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of June 30, 2007, the allowance for doubtful accounts holds $0 balance as none of our accounts receivable are deemed uncollectible.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $1,526,421 at June 30, 2007. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

  Ther were no unregistered sales of equity sellings during the quarter ended June 30, 2007, the company , however on July 9, 2007, Conspiracy Entertainment Holdings, Inc. (the “Company”) entered into a subscription agreement (the “Agreement”) with accredited investors (the “Investors”) for the sale of $200,000 15% Secured Convertible Notes (the “Notes”), less expenses of $35,000.

The Notes bear interest at 15% and mature on August 1, 2008.  The Notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of $0.02 per share or seventy percent (70%) of the average of the three lowest closing bid prices for the Company's common stock as reported by Bloomberg L.P. for the thirty trading days preceding the date the Note holders gives the Company notice of its conversion. The conversion price is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, combinations, dividends and the like.

                The full principal amount of the Notes is due upon default under the terms of Notes. The Notes are secured by all of the assets of the Company.

As of the date hereof, the Company is obligated on $200,000 face amount of Notes issued to the Investors.  The Notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

                The securities were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description
4.23	Form of subscription agreeement.

4.24	Form of secured convertible note.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Dated: August 17, 2007	By:	/s/ Sirus Ahmadi
Sirus Ahmadi President and Chief Executive Officer

Dated: August 17, 2007	By:	/s/ Keith Tanaka
Keith Tanaka Chief Financial Officer