Form 10QSB/A
period 2007-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2007-08-31
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

Explanatory Note

The Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 is being amended by this Amendment No. 1 to include conforming signatures on the Signature page and on Exhibits 31.1, 31.2, 32.1, 32.2, which were inadvertently omitted from the original filing.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Dated: August 31, 2007	By:	/s/ Sirus Ahmadi
Sirus Ahmadi President and Chief Executive Officer

Dated: August 31, 2007	By:	/s/ Keith Tanaka
Keith Tanaka Chief Financial Officer