Form 10QSB
period 2007-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2007-11-19
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Copies to:
Marc Ross, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2007, the issuer had 51,189,065 outstanding shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
CURRENT ASSETS

Cash and cash equivalents	$367,495	$24,976
Accounts receivable, net of allowance for doubtful
accounts of $-0- in 2007 and 2006	710,995	305,002
Prepaid manufacturing	2,813,020	-
Other prepaid expenses	-	4,412

Total Current Assets	3,891,510	334,390

PROPERTY AND EQUIPMENT, NET	1,741	6,090

OTHER ASSETS
Capitalized development costs and licenses, net	1,725,126	750,804
Deposits	6,906	6,906
Other receivable	176,500	179,500

	1,908,532	937,210

TOTAL ASSETS	$5,801,783	$1,277,690

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
CURRENT LIABILITIES
Accounts payable	$566,579	$653,627
Accrued expenses	298,929	192,440
Payroll taxes payable	622,781	524,215
Deferred compensation	625,726	638,043
Advance from customer	4,282,819	201,327
Deferred revenue	17,474	17,474
Notes payable, current portion	364,221	366,721
Derivative Liability	5,125,563	2,819,060
Convertible notes payable, net of discount of $106,175
and $68,250 in 2007 and 2006, respectively	2,111,225	1,869,150

Total Current Liabilities	14,015,317	7,282,057

MINORITY INTEREST	216,900	187,500

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	4,953,950	4,755,422
Accumulated deficit	(13,435,574)	(10,998,479)

Total Stockholders' Deficit	(8,430,434)	(6,191,867)

TOTAL LIABILITIES
AND STOCKHOLDERS' DEFICIT	$5,801,783	$1,277,690

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
NET SALES	$1,700,000	$272,500	$2,519,330	$632,532

COST OF SALES	907,643	188,500	1,284,473	446,234

GROSS PROFIT	792,357	84,000	1,234,857	186,298

OPERATING EXPENSES

Professional fees	173,115	29,500	254,365	85,232
Wages and salaries	114,630	114,880	287,110	319,244
Selling, general and administrative	282,652	90,076	556,882	253,829

Total Operating Expenses	570,397	234,456	1,098,357	658,305

NET INCOME (LOSS) FROM OPERATIONS	221,960	(150,456)	136,500	(472,007)

OTHER INCOME (EXPENSE)
Loss on valuation of derivative liability	(768,834)	(2,947,198)	(2,306,503)	(2,819,060)
Interest expense	(40,893)	(23,543)	(106,489)	(23,543)
Net financiing income (expense)	(46,978)	(190,135)	(160,603)	(403,635)
Other income (expense)	-	190,000	-	231,762

Total Other Income (Expense)	(856,705)	(2,970,876)	(2,573,595)	(3,014,476)

NET INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	(634,745)	(3,121,332)	(2,437,095)	(3,486,483)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE
MINORITY INTEREST	(634,745)	(3,121,332)	(2,437,095)	(3,486,483)

MINORITY INTEREST	-	-	-	-

NET INCOME (LOSS)	$(634,745)	$(3,121,332)	$(2,437,095)	$(3,486,483)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.08)	$(0.05)	$(0.09)

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.08)	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	51,189,065	37,785,509	51,189,065	37,785,509

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	51,189,065	37,785,509	51,189,065	37,785,509

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,437,095)	$(3,486,483)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	29,400	-
Depreciation and amortization	4,349	61,112
Amortization of discount on convertible notes payable	160,603	525,778
Net change in derivative liability	-	(465,000)
Net change in derivative liability	2,306,503	2,819,060
Change in operating assets and liabilities:
Accounts receivable and other receivable	(402,993)	(247,750)
Prepaid manufacturing and other prepaids	(2,808,608)	-
Accounts payable and accrued expenses	118,007	342,114
Deferred compensation	(12,317)	50,000
Deferred revenue	-	131,500

Net Cash Used in Operating Activities	(3,042,151)	(269,669)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(974,322)	(194,347)
Proceeds from development costs and licenses	-	141,000

Net Cash Used in Investing Activities	(974,322)	(53,347)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	4,081,492	100,000
Proceeds from convertible notes payable	280,000	247,000
Payments on notes payable	(2,500)	(5,000)

Net Cash Provided by Financing Activities	4,358,992	342,000

INCREASE IN CASH AND CASH EQUIVALENTS	342,519	18,984

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,976	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$367,495	$18,984

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible notes payable	$198,528	$105,857

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 1 - NATURE OF ORGANIZATION

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company recognizes income and expense on the accrual basis of accounting. The Company has elected a December 31 year end.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

d. Receivables

The Company sells its products throughout the United States. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of September 30, 2007 and December 31, 2006, no allowance was deemed necessary by management.

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

g. Capitalized Development Costs and Licenses

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Capitalized Development Costs and Licenses (Continued)

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

Commencing upon product release, capitalized development costs are amortized to cost of sales - software royalties and amortization is based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released in prior periods, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance. At September 30, 2007, the majority of the titles related to capitalized development costs have not been released. As such, no amortization expense has been included in cost of sales for the year.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Capitalized Development Costs and Licenses (Continued)

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

At September 30, 2007, $907,643 of amortization expense has been included in cost of sales for the year on the titles that have been released during the year.

h. Property and Equipment

Property and equipment as of June 30, 2007 and December 31, 2006 consists of the following and are recorded at cost:

		September 30,	December 31,
	Life	2007	2006
		(unaudited)
Furniture and equipment	4-5 years	48,460	48,460
Development tools	3 years	41,606	41,606
Computer equipment	3 years	43,068	43,068
Automobile	4 years	51,549	51,549
Leasehold improvements	5 years	24,457	24,457
Total property and equipment		209,140	209,140
Less: accumulated depreciation		(207,399)	(203,050)
Property and equipment, net		1,741	6,090

Provision for depreciation of property and equipment is computed on the straight-line method for financial reporting purposes. Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $4,349 and $7,448 for nine months ended September 30, 2007 and 2006, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Property and Equipment (continued)

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At September 30, 2007 and December 31, 2006, no impairments were recognized.

i. Revenue Recognition

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Revenue Recognition (Continued)

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

j. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the nine months ended September 30, 2007 and 2006 was $196,090 and $59,274, respectively.

k. Earnings (Loss) Per Share of Common Stock

The Company reports loss per share in accordance with SFAS No. 128 "Earnings per Share." Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net income (loss) per share available to common stockholders for the periods presented with net losses does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Earnings (Loss) Per Share of Common Stock (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Earnings per share:
Income (loss) (numerator) - basic	$(634,745)	$(3,121,332)	$(2,437,095)	$(3,486,483)
Effect of dilutive securities, convertible
notes payable	-	-	-	-

Income (loss) (numerator) - diluted	$(634,745)	$(3,121,332)	$(2,437,095)	$(3,486,483)

Shares (denominator) - basic	51,189,065	37,785,509	51,189,065	37,785,509
Effect of dilutive securities, convertible
notes payable	-	-	-	-
Warrants	-	-	-	-

Shares (denominator) - diluted	51,189,065	37,785,509	51,189,065	37,785,509

Per share amount - basic	$(0.01)	$(0.08)	$(0.05)	$(0.09)

Per share amount - diluted	$(0.01)	$(0.08)	$(0.05)	$(0.09)

For the three and nine months ended September 30, 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into approximately 106,950,000 common shares that were not included in the computation of diluted earnings per share for the nine months ended September 30, 2007 as their effect was anti-dilutive.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the period ended September 30, 2007, the Company had an accumulated deficit of approximately $8,300,000 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. Management plans to issue additional debt and equity to fund the release of new products in 2007 and 2008. The consolidated financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On July 7, 2007, the Company closed two Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $200,000, convertible into common shares of the Company's common stock at a price of the lesser of $0.02 per share or 70% of the average three lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. The notes are due August 1, 2008.

Of the $200,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $138,028 has been recorded as paid in capital and as a discount on the note. The Company has accreted $31,853 of the discount to interest expense through September 30, 2007.

On March 30, 2007, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $80,000, convertible into common shares of the Company's common stock at a price of the lesser of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. The note was due on August 1, 2007 and is currently in default.

Of the $80,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $60,500 has been recorded as paid in capital and as a discount on the note. The Company has accreted $60,500 of the discount to interest expense through September 30, 2007.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 4 - CONVERTIBLE NOTES PAYABLE (Continued)

On August 11, 2006, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $247,000, convertible into common shares of the Company's common stock at a price of the lesser of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. Interest and principal of the note was due on February 1, 2007. The note is in default.

Of the $247,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $247,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $247,000 of the discount to interest expense through September 30, 2007.

On February 9, 2005, the Company closed a Securities Purchase Agreement for 5% Secured Convertible Debentures having a total principal amount of $650,000, convertible into 13,000,000 shares of the Company's common stock at a price of $0.05 per share, plus Class A Common Stock Purchase Warrants to purchase a total of 13,000,000 shares of common stock at a price of $0.20 per share; and Class B Common Stock Purchase Warrants to purchase a total of 13,000,000 shares of common stock at a price of $0.05 per share. Interest and principal of the note was due on February 9, 2007 and is currently in default.

Of the $650,000 in proceeds from the convertible debentures, $225,000 has been recorded as paid in capital and $425,000 has been recorded as a derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $650,000 through September 30, 2007.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 4 - CONVERTIBLE NOTES PAYABLE (Continued)

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,100,000 through September 30, 2007.

In August 2005, the Company amended the conversion terms of all existing convertible notes payable. The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.02 per share at June 30, 2007).

As of September 30, 2007 and December 31, 2006 the balance of the Company’s convertible notes payable totaled, $2,111,225 and $1,869,150 net of discounts of $106,175 and $68,250, respectively. If the notes were converted at Sept 30, 2007, the Company would have to issue approximately 106,950,000 shares effectively changing control of the Company.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 4 - CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion; net of discount of $-0- and $27,083 at September 30, 2007 and December 31, 2006, respectively.	$1,690,400	$1,663,317

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- and $41,167 at September 30, 2007 and December 31, 2006, respectively.	247,000	205,833

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at September 30, 2007.	80,000	-

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $53,088 at September 30, 2007.	46,912	-

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $53,087 at September 30, 2007.	46,913	-

Total convertible notes payable, net of discount of $106,175 and $68,250 at September 30, 2007 and December 31, 2006, respectively.	2,111,225	1,869,150

Less: current portion	(2,111,225)	(1,869,150)

Long-term convertible notes payable	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 4 - CONVERTIBLE NOTES PAYABLE (Continued)

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending September 30,

2008	$2,111,225
Thereafter	-

Total	$2,111,225

NOTE 5 - NOTES PAYABLE

On August 8, 2005 the Company entered into notes payable agreements with two capital funds for a total of $223,600 in proceeds.  Under the terms of the loans, the Company also agreed to share 50% of the profit earned by the Company on a new product that is scheduled to release in late 2005 for a maximum of $300,000.  The matured on February 1, 2006 and bears no interest (other than the profit sharing arrangement). The Company has agreed to pay a consultant $5,000 and 200,000 restricted shares of its common stock in exchange for services provided relating to the notes payable agreement.

Notes payable are detailed as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006.	$194,093	$194,093

Note payable to an individual; total interest of $88,000 (50,000 pounds) due; principal and interet due upon receipt of first $355,000 of product sales from British publisher, unsecured.	170,128	172,628

Total notes payable	364,221	366,721

Less: current portion	(364,221)	(366,721)

Long-term notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending September 30,

2008	$364,221
Thereafter	-

Total	$364,221

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 6 - LEASE COMMITMENTS

The Company leases certain facilities for its corporate and operations offices under a non-cancelable operating lease agreement that expires in March 2009.

Future minimum lease payments under non-cancelable operating leases at September 30, 2007 were as follows:

For the Years Ending September 30,

2008	$74,993
2009	18,748
Thereafter	-

Total	$93,741

Rent expense was $50,555 and $32,669 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 7 -  AGREEMENTS

Settlement Agreements

During July 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received an advance of $125,000 and may receive three additional advances of $125,000 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advance was recorded as advances from customers in the accompanying consolidated financial statements at September 30, 2007.

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Operating Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Operating Officer is also entitled to 10% of the Company’s total issued and outstanding common shares as of the date of the agreement. During the three months ended September 30, 2007 and 2006, the Company recorded $114,630 and $114,880 of compensation expense, respectively, related to these agreements. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.

At September 30, 2007 and December 31, 2006, total deferred compensation related to these employment agreements was $625,726 and $648,243, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 7 - AGREEMENTS (Continued)

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of September 30, 2007 and December 31, 2006 the Company had withholding tax payable of $279,128. As of September 30, 2007, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which is most likely subject to penalties and interest. As of September 30, 2007, the Company had not been audited or invoiced by the IRS. The amount due at September 30, 2007 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Vacation Accrual

During the periods ended September 30, 2007 and December 31, 2006, the Company did not accrue liabilities for vacation payable to employees. The Company’s management believes vacation earned during and prior to 2007 was utilized by the employees of the Company as of September 30, 2007, and accordingly, has not recorded an accrued liability.

NOTE 8 - CONTINGENCIES, CONCENTRATIONS AND UNCERTAINTIES

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Authorized Shares of Common Stock

The Company has authorized for issuance 100,000,000 shares of common stock at $0.001 par value. At September 30, 2007 the Company had 51,189,065 common shares issued and outstanding. In addition to the issued shares, the Company has 70,000,000 warrants outstanding and notes payable convertible into 106,950,000 shares as of September 30, 2007 (see Note 2 - earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. The Company is currently in the process of increasing its authorized shares to compensate for the difference.

The Company realized during the quarter that it did not have enough available shares to satisfy its outstanding convertible notes and warrants as of the 3rd Quarter 2006 and adjusted finance costs (debit) and derivative liability (credit) in the amounts of $384,417 for the first quarter, and $1,153,252 for the second quarter. The Company incurred finance costs (debit) and derivative liabilities (credit) of $768,834 during the quarter. In addition, the Company adjusted in 2006 finance costs and derivative liabilities in the amount of $2,819,060. Due to this realization, the Company must and will re-file its l0k's and 10Q's from the 3rd Quarter 2006 until this quarter.

NOTE 9 - CAPITALIZED DEVELOPMENT COSTS AND LICENSES
Capitalized development costs and licenses at September 30, 2007 consisted of the following:

	Development	License	Combined
	Costs	Costs	Totals

Capitalized development costs and licenses	$873,035	$1,989,734	$2,862,769
Less: impairment	-	-	-
Less: accumulated amortization	(55,000)	(1,082,643)	(1,137,643)

Net balance	$818,035	$907,091	$1,725,126

NOTE 9 - CAPITALIZED DEVELOPMENT COSTS AND LICENSES (Continued)

Amortization expense was $907,643 and $55,036 for the nine months ended September 30, 2007 and 2006, respectively.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:
For the Years Ending September 30,

2008	$1,123,877
2009	439,767
2010	141,482
2011	20,000
Thereafter	-

Total	$1,725,126

NOTE 10 - NEW TECHNICAL PRONOUNCEMENTS

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 11 - SHAREHOLDERS EQUITY

Common Stock

During August 2006, the Company issued 500,000 shares of common stock for consulting services valued at $7,500.

During September and December 2006, the Company issued 4,095,890 and 8,807,666 shares of common stock upon conversion of $23,800 and $35,800 of notes payable and related accrued interest of $1,662 and $2,492 respectively.

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through February 2009. A summary of the status of warrants granted at September 30, 2007 and December 31, 2006, and changes during the period and year then ended is as follows:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	70,000,000	$0.125	71,500,000	$0.143
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(1,500,000)	(1.00)

Outstanding at end of period	70,000,000	$0.125	70,000,000	$0.125

Exercisable at end of period	70,000,000	$0.125	70,000,000	$0.125

A summary of the status of warrants outstanding at September 30, 2007 is presented below:
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.05	35,000,000	2.25 years	$0.050	35,000,000	$0.050
$0.20	35,000,000	0.25 years	0.200	35,000,000	0.200

	70,000,000		$0.125	70,000,000	$0.125

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 11 - SHAREHOLDERS EQUITY (Continued)

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

NOTE 12 - PREPAID MANUFACTURING

Prepaid manufacturing costs consist of fees paid in advance to the manufacturer for the production and packaging of the video games. These prepaid costs are generally short-term in nature and the Company expects to receive and ship the related finished products during the 4th quarter of 2007. The balance of prepaid manufacturing at September 30, 2007 was $2,813,020.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues for the three months ended September 30, 2007 were $1,700,000, compared to $272,500 for the three months ended September 30, 2006. This represents an increase of ,$1,427,500 or 523.9% comparing the two periods. The change is attributable to flat fee sales of $1,700,000, as the company received manufacturing approval for Anubis II (Wii), Billy the Wizard (Wii), Mini Desktop Racing (Wii), Monster Trux Arenas (Wii), Offroad Extreme (Wii), and Rock’N Roll Adventures (Wii).

Gross profit increased by $708,357, 843.3%, to $792,357 for the three months ended September 30, 2007, compared to $84,000 for the three months ended September 30, 2006. This was again attributed to the flat fee sales generated from the company for receiving manufacturing approval for the 6 titles mentioned above, which represented $792,357 in gross profit .

For the three months ended September 30, 2007, selling, general and administrative expenses totaled $570,397. This was a increase of $335,941, or 143.3%, from selling, general and administrative expenses of $234,456 in the three months ended September 30, 2006. The primary reason for this increase was the increase in Professional Fees of $143,615 from $29,500 for the three months ended September 30, 2006 to $173,115 for the three months ended September 30, 2007 due to consulting fees of $184,500 paid to consultants who help negotiate and oversee the flat fee deals. In addition, Marketing fees increased $159,821 or 714.4% due to the combination of increased Corporate marketing aimed and increasing the awareness and stock promotion as well as Games marketing due to the increase in titles approved for manufacturing. Outside Service increased by $30,117 from $1,000 for the three months ended September 30, 2006 or 3,011.7% to $31,117 for the three months ended September 30, 2007 a result of the company bringing on temporary and part time staff to handle the additional workload, and Travel increased $10,417 or 48.9% from $21,287 for the three months ended September 30, 2006 to $31,704 for the three months ended September

We incurred $40,893 in interest expenses for the three months ended September 30, 2007 as compared to $23,543 over the same period ending September 30, 2006. This was an increase of $17,350, or 73.7%.

We received $0 in Other Income for the three months ended September 30, 2007 compared to $190,000 in Other Income for the three months ended September 30, 2006 a result of Derivative Income.

We had $815,812 in Financing Costs for the three months ended September 30, 2007 compared to $3,137,333 of Financing Costs for the three months ended September 30, 2006.

Our net loss was $634,745 for the three months ended September 30, 2007 compared to a net loss of $3,121,332 for the three months ended September 30, 2006. The increase in profitability for the three months ended September 30, 2007 was due to the company receiving manufacturing approval for flat fee sales of the 6 titles mentioned above, which led to greater gross profit, net operating income and net income despite the increase in selling, general and administrative expenses of $335,941 and other expenses of $64,193 for the three months ended September 30, 2007 as explained above.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues for the nine-month period ended September 30, 2006 were $632,532, compared to $2,519,330 for the nine months ended September 30, 2007. This represents an increase of $1,886,798, or 298.3% comparing the two periods. The major components of revenues are license revenues, products sales and flat fee sales. License revenues for the nine-month period ended September 30, 2007 was $0 as compared to $182,500 for the nine month period ended September 30, 2006 a reduction of $182,500 or 100%. The reason for this decrease was due to a change in operation to focus more on flat fee sales. For the nine month period ended September 30, 2007, we had product sales of $0 as compared to $450,032 for the nine months ended September 30, 2006. The reason for the $450,032 or 100%, decrease in product sales was that we focused on flat fee sales which increased from $0 for the three months ended September 30, 2006 to $2,519,330 for the nine months ended September 30, 2007. This was due to the company obtaining manufacturing approval for 10 titles over the nine months ended September 30, 2007.

Gross profit increased by $1,048,559, or 562.8%, to $,234,473 for the nine months ended September 30, 2007 compared to $186,298 for the nine months ended September 30, 2006. The increase in gross profit is primarily due to the 10 products which the company received manufacturing approval for and flat fee sales in the nine month period ending September 30, 2007.

For the nine months ended September 30, 2007, selling, general and administrative expenses totaled $1,098,357. This was an increase of $440,552, or 66.9%, from selling, general and administrative expenses of $658,305 in the nine months ended September 30, 2006. Despite the nine new product releases we only had increases in Entertainment from $19,964 in the nine months ended September 30, 2006 to $31,277 in the nine months ended September 30, 2007, and Travel increased by $10,417 or 48.9% from $21,287 for the nine months ended September 30, 2006 to $31,704 for the nine months ended September 30, 2007, both the result of additional business activity brought on by the flat fee projects mentioned above. Marketing fees which increased $223,712 or 377.4% due to the combination of increased Corporate marketing aimed and increasing the awareness and stock promotion as well as Games marketing due to the increase in titles approved for manufacturing,. Despite these increases, we continued our efforts to reduce expenses where possible, most notably Salary expense, which was reduced $20,426 or 6.6% from $307,526 for the nine months ended September 30, 2006 to $287,110 for the nine months ended September 30, 2007.

Other income/expense is income/expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company’s normal operation. In the nine months ended September 30, 2007, we had Interest Expense of $106,489 compared to $23,543 for the nine months ended September 30, 2007. In addition we had Net Financing Expenses of $2,467,106 for the nine months ended September 30, 2007 compared to $3,222,695 in the nine months ended September 30, 2006 and Other Income of $0 in the nine months ended September 30, 2007 compared to $231,762 in the nine months ended September 30, 2006 which related to the sale of our UK Operation.

Our net loss was $2,437,095 for the nine months ended September 30, 2007 compared to net loss of $3,486,483 for the nine months ended September 30, 2006, an increase in profit of $536,832. The principal reason for the increase in net profits of $536,832 in the nine months ended September 30, 2007 is because we realized an increase in sales, of $1,886,798, which help realize an increase in gross profits of $1,048,559, despite an overall increase of expenses of $658,0305 and Other Expense71,676 as explained above.

Liquidity and Capital Resources

As of September 30, 2007 our cash balance was $367,495 and $24,976 at December 31, 2007. A major portion of our debt is attributed to consulting fees, attorney fees and payroll taxes payable. We currently plan to use the cash balance and cash generated from operation for increasing our working capital reserves and along with additional financing, for new product development, securing new licenses, building up inventory and distribution levels, eventually leading to the hiring of a sales staff. We also plan to increase marketing and advertising as we continue to release more products. Management believes that the current cash on hand and additional cash expected from operations during the remainder of fiscal 2007 will be sufficient to cover our working capital requirements for the next twelve moths. We are poised and ready to release games, continue to license product into Europe and Asia, which will allow the company to pay for many of our outstanding liabilities. In addition, we are continually negotiating with our creditors to reduce and or forgive their balances or establish payment plans, which will enable the company to maximize cash flow. While we have been able to favorably negotiate with some of our creditors in the past, negotiations to reduce and or forgive our outstanding debt obligations may not be successful in the future. If such negotiations are not successful and if future revenue is not sufficient to pay our liabilities, we will have to seek additional debt and or equity financing. We currently have no plans to obtain any such financing and we cannot guarantee that any additional debt or equity financing will be available in sufficient amounts or on acceptable terms when needed.

For the nine months ended September 30, 2007, net cash used in operating activities was $3,042,151 compared to net cash used in operating activities of $269,669 for the nine months ended September 30, 2006. The increase in cash used in operating activities can be attributed to the $ 2,808,608 we have paid into manufacturing for games which will be sold in the next quarter. We believe that by releasing future games and movies over the next twelve months we will be able to operate in a cash positive manner in the future, with less reliance on funding from investors.

For the nine months ended September 30, 2007, net cash used in investing activities was $974,322, compared to net cash used in investing activities of $53,347 for the nine months ended September 30, 2006. The increase in cash used in investing activities was due to the fact that we made invested $974,151 in prepaid licenses and the development of projects which we hope to release in the next quarter as well as over the next 12 months.

For the nine months ended September 30, 2007 net cash provided by financing activities totaled $4,358,992 compared to net cash provided by financing activities of $342,000 for the nine months ended September 30, 2006. This was the result of the company receiving proceeds of advances paid prior to the quarter. During the nine months ended September 30, 2007, we received $280,000 gross proceeds from two accredited institutional investors.

Our accounts receivable at September 30, 2007 was $710,995, compared to $305,002 at December 31, 2006. The change in accounts receivable is primarily due to invoices being issued at the end of the quarter.

As of September 30, 2007, we owed payroll and other taxes to the IRS in the amount of $622,784. We are making periodic payments of this liability in cooperation with the IRS.

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

On July 7, 2007, we sold an aggregate of $200,000 principal amount of 15% secured convertible notes to two accredited institutional investors for gross proceeds of $200,000 less expenses of $35,000.

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

Research and Development

We did not spend any money on research and development during the fiscal quarters ended September 30, 2007 and September 30, 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007:

	Payments due by period
			Less than			More
Contractual Obligations	Total		One Year	Years 1-2		than 2 years

Notes Payable		$2,673,228	$2,673,228
Operating Lease Obligations		$93,741	$74,993		$18,748
License Fee Obligations		$60,000	$60,000
Total	$		$	$

In July 2007,we entered into a convertible notes agreement totaling $200,000. The notes if called would be payable July 2008.

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

2008	$18,888

2009	$69,588

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

At all times, we maintain control of the development process and are responsible for directing the vendor. Other than for payment, the customer does not communicate with the vendor.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

Dated: November 19, 2007	By:	/s/ Sirus Ahmadi
Sirus Ahmadi
President and Chief Executive Officer

Dated: November 19, 2007	By:	/s/ Keith Tanaka
Keith Tanaka
Chief Financial Officer