Form 10KSB
period 2007-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2008-04-15
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $ 8,781,131.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 10, 2008, was $2,757,498.84.

As of April 10, 2008, the issuer had 51,189,065 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS [PLEASE INSERT PAGE NUMBERS]

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

PUBLISHING

Our business is primarily focused on developing, publishing and marketing interactive entertainment software. We have entered into publishing agreements with publishers of interactive entertainment hardware platforms. These agreements are for non-exclusive licenses, both for the rights to publish and to develop titles for their hardware platforms. These agreements are the foundation for our business. We must maintain a license to develop and publish titles for each hardware platform. Each license specifies the territory to which it applies, and licenses range from multi-national distribution to approval on a title-by-title basis. Our existing hardware platform licenses for Sony's PlayStation, PlayStation 2, PlayStation Portable (PSP), Nintendo's Game Boy Advance and Game Boy DS, Microsoft's Xbox, and our license for Nintendo Wii require that we obtain approval for publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms and our ability to time the release of titles is dependent upon decisions made by third party publishers.

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

On September 28, 2000, we entered into a publisher license agreement with Microsoft Corporation to develop and/or publish software products running on the Xbox game system and license proprietary materials from Microsoft. When we develop a concept for a game for the Xbox system, we are required to submit to Microsoft a written and completed concept submission form that includes details of the proposed game. Microsoft then evaluates the proposed game and, if approved, we deliver to Microsoft a beta version of the game which includes all of the games features, along with disclosure about any hidden characters, cheats, "eater eggs," bonus video and audio, and similar elements included in the beta version and/or intended to be included in the final release version of the game. When the game title is complete, we deliver to Microsoft the proposed final release version that is ready for manufacture and commercial distribution. Microsoft playtests the beta version and proposed final release version of each game title and Microsoft provides us written comments regarding the results. We are required to comply with any requests by Microsoft to improve a game based on playtests. We are required to retain only authorized software replicators that are certified and approved by Microsoft for replication (manufacture) of games that run on Xbox. For each finished product unit manufactured, we must pay Microsoft royalties in accordance with the agreement. The royalty fee ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product.

On October 2, 2000, we entered into a licensed publisher agreement with Sony Computer Entertainment America, Inc. Under the agreement, Sony Computer Entertainment granted us a non-exclusive license to publish, have manufactured, market, distribute and sell software for Sony's CD-based interactive console, PlayStation, in the United States, Canada and Mexico. Unless earlier terminated, the license is effective for four years. On September 11, 2004, this agreement was extended for another four years. Sony Computer Entertainment manufactures the software that we develop under the agreement. We are required to pay Sony Computer Entertainment a royalty fee for each unit of the licensed products that is manufactured. The royalty fee ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product. If there is no satisfactory evidence to support the wholesale price, the royalty rate is $7 per unit. .

On November 9, 2001, we entered into a license agreement with Nintendo of America Inc. to develop, have manufactured, advertise, market and sell video game software for play on the Game Boy Advance system in countries within the Western hemisphere and their respective territories and possessions. The term of the agreement is for three years. Upon completion of a game, we deliver a prototype to Nintendo of America where it is tested and, if approved, we place purchase orders for the game from Nintendo of America for distribution to end consumers. The purchase price and minimum order quantities for the licensed products are set forth in Nintendo of America's then current price schedule which is in effect from time to time. The purchase price includes the cost of manufacturing together with a royalty for the use of the intellectual property rights. The royalty generally ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product. .

In December 2004, we entered into a license agreement with Nintendo of America Inc. to develop, have manufactured, advertise, market and sell video game software for play on the Nintendo DS system in countries within the Western hemisphere and their respective territories and possessions. The term of the agreement is for three years. Upon completion of a game, we deliver a prototype to Nintendo of America where it is tested and, if approved, we place purchase orders for the game from Nintendo of America for distribution to end consumers. The purchase price and minimum order quantities for the licensed products are set forth in Nintendo of America's then current price schedule which is in effect from time to time. Unless otherwise specifically provided for, the purchase price includes the cost of manufacturing a single game disc, together with a royalty for the use of the intellectual property rights. The royalty generally ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product. .

In February 2005, we entered into a licensed publisher agreement with Sony Computer Entertainment America, Inc. Under the agreement, Sony Computer Entertainment granted us a non-exclusive license to publish, have manufactured, market, distribute and sell software for Sony's handheld PSP, in the United States, Canada and Mexico. Unless earlier terminated, the license is effective for four years. Sony Computer Entertainment manufactures the software that we develop under the agreement. We are required to pay Sony Computer Entertainment a royalty fee for each unit of the licensed products that is manufactured. The royalty fee ranges from $1.00 per unit to over $7.00 per unit, based on the initial wholesale price of the product. If there is no satisfactory evidence to support the wholesale price, the royalty rate is $7 per unit. .

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

On February 26, 2007, we entered into an agreement with Data Design Interactive for the North American publishing rights to 10 Nintendo Wii titles. The agreement called for signature payments to be made for each title and subsequent payments to be made upon receipt of manufacturing approval. As of April 15, 2008, 9 of the 10 titles have been approved for manufacturing and sold through distribution.

On March 22, 2007, we entered into an agreement with Gamesprocer Ltd for the North American publishing rights for Power Play Pool on the Nintendo DS platform. This agreement called for a signature payment and another payment upon receipt of manufacturing approval. The product was approved for manufacturing and sold during the year ended December 31, 2007.

On April 1, 2007, we entered into an agreement with Neko Entertainment S.R.L. for the North American publishing rights to Cocoto Kart Racer on the Nintendo DS platform and Cocoto Fishing Master on the PlayStation 2 platform. This agreement called for a signature payment and another payment upon receipt of manufacturing approval. The products were both approved for manufacturing and sold during the year ended December 31, 2007.

On May 25, 2007, we entered into an agreement with 10tacle Studios AG for the North American publishing rights to Panzer Tactics on the Nintendo DS platform. This agreement called for a signature payment and 3 other milestone payments to made upon various stages of completion. The product was approved for manufacturing and sold during the year ended December 31, 2007.

On August 22, 2007, we entered into an agreement with RTL Games GmbH for the North American publishing rights for Winter Sports on both the Nintendo Wii and PlayStation 2 platforms, Biathlon on the PlayStation 2 platform, and Crash Time on the Xbox 360 platform. Both Winter Sports products were approved for manufacturing and sold during the year ended December 31, 2007. We released Biathlon in the first quarter of 2008 and hope to release Crashtime in the second quarter 2008.

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

OUR BUSINESS STRATEGY

Our objective is to become a leading independent developer and publisher of interactive entertainment software. With our ability to license popular titles, develop quality content with third-party developers and distribute titles through our distribution channels, we anticipate growth opportunities during the next major growth cycle of the interactive entertainment industry which includes the Nintendo DS, Sony PlayStation Portable, Nintendo Wii formats as well as the Microsoft Xbox 360 and Sony PlayStation 3 platforms. We also strive to become a leader in "budget" title publishing. To further our objectives, we:

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

PLAN TO TAKE DIRECT CONTROL OVER DISTRIBUTION CHANNELS. Our sales and marketing efforts are designed to broaden product distribution and increase the penetration of our products. Currently, our titles are sold to many mass merchandisers such as Toys "R" Us, Target, Kmart, Wal-Mart and Best Buy through distributors such as SVG and Universal. In 2007, distribution by SVG Distribution represented approximately 94% of our revenues. It is not determinable who and what amount of these revenues that different retail outlets represent. We do not have formal written distribution agreements with any distributors. In the long-term, we plan to take more direct control of the sales marketing and distribution process by establishing our own direct distribution and sales organization.

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

ENTER INTERNATIONAL MARKETS. In early 2004 we founded Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation, and we own 51% of this entity. The other 49% of Conspiracy Entertainment Europe is owned by Michael Hayward. Conspiracy Entertainment Europe's operations are consolidated with our financial statements included at the end of this prospectus. The primary goal of founding a European subsidiary was to obtain publishing license agreements with Sony for PS2 and PSP for European regions, and to establish distribution channels for our products in Europe. We expected Conspiracy Entertainment Europe to enter into publishing license agreements by the end of the fiscal year ending December 31, 2005. Conspiracy Entertainment Europe was to be our sole European presence and therefore would require multiple distribution channels, for each European country we eventually choose to sell our product. The size of the European market is approximately 80% of the United States market, providing an incremental revenue growth opportunity for direct distribution of our interactive titles. However this plan was never realized. In December 2005, we sold our 51% investment in Conspiracy Entertainment Europe, Ltd, and We are have decided to seeking exclusive distribution (similar to our U.S. operations) instead of having a physical presence in Europe. With the advance of technology we feel that we can do this effectively via email communications and periodic trips to Europe in lieu of having to support a physical location. We believe this will save us considerably moving forward. In 2006 we licensed two products to European distributors and although we did not generate any European revenue in 2007 look to generate revenues from additional titles via exclusive distribution in 2008 and moving forward.

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

OUR PRODUCT DEVELOPMENT STRATEGY

We have secured orders to pre-sell a number of our interactive entertainment titles. We plan to use the following product development strategy to develop consistent quality titles for future release:

DEVELOP NEW TITLES FOR 2008/2009. Over the next several years, we plan to transition from licensing and subcontracting the development of our products to internal development. Because of the 24-36 month development cycle for new titles, our products for 2008/2009 will be developed through our existing license agreements.

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

EMPLOYEES

As of March 31, 2008, we had five full time employees and two full time consultants. We intend to hire additional full-time and part-time employees as needed. We retain independent contractors from time to time to provide various services, primarily in connection with our software development, sales activities. marketing and packaging, and other specific needs as they arise. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Form 10-KSB the Company’s and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

WE HAVE HISTORICALLY INCURRED SIGNIFICANT LOSSES AND OUR FINANCIAL SITUATION CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN

For the year ended December 31, 2007 we incurred net losses of $889,804 compared to a net losses of $4,286,284 for the year-ended December 31, 2006. As of December 31, 2007, we had a working capital deficiency of $8,638,628 and an accumulated deficit of $11,897,483. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE DO NOT CONTINUE AS A GOING CONCERN, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

In their report dated April 11, 2008, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments then in place to meet expected cash requirements. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we do not continue as a going concern, investors will lose their entire investment.

THE SUCCESS OF OUR BUSINESS IS HIGHLY DEPENDENT ON BEING ABLE TO PREDICT WHICH NEW VIDEOGAME PLATFORMS WILL BE SUCCESSFUL, AND ON THE MARKET ACCEPTANCE AND TIMELY RELEASE OF THOSE PLATFORMS. IF WE DO NOT ACCURATELY PREDICT WHICH NEW VIDEOGAME PLATFORMS WILL BE SUCCESSFUL, OUR FINANCIAL PERFORMANCE WILL BE MATERIALLY ADVERSELY AFFECTED.

We derive most of our revenue from the sale of products for play on videogame platforms manufactured by third parties, such as Nintendo Wii. Therefore, the success of our products is driven in large part by the success of new videogame hardware systems and our ability to accurately predict which platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

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

Our agreements with hardware licensors (such as Sony for the PlayStation 2, Microsoft for the Xbox and Nintendo for the Nintendo GameCube and Wii) typically give significant control to the licensor over the approval and manufacturing of our products, which could, in certain circumstances, leave us unable to get our products approved, manufactured and shipped to customers. In most events, control of the approval and manufacturing process by the platform licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for these licensors to delay or refuse to approve or manufacture our products exists. Such occurrences would harm our business and our financial performance.

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

As of April 10, 2008, we had 51,189,065 shares of common stock issued and outstanding. There are 61,250,000 shares of the Company’s common stock that are issuable upon conversion of outstanding convertible debentures and exercise of outstanding warrants and as liquidated damages in connection with such convertible debentures and warrants. All of these shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain an office located at 612 Santa Monica Blvd., Santa Monica, California. We occupy approximately 1,900 square feet of office space at this location under a lease that initially expired on April 30, 2006. On April 25, 2006 we agreed to a three year extension on the lease.

On January 22, 2008 we signed a lease for the adjacent property to our 612 Santa Monica Blvd. location which will expire on the same day as our lease at 612 Santa Moica Blvd.,, April 30, 2009. The new space is approximately 1,850 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS.

Except as discussed below, we are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

We withhold 10% of all foreign sales intended to be remitted to the Internal Revenue Service. As of December 31, 2005 and 2004 the Company withheld $175,770 and $136,080, respectively. As of March 31, 2006, we had not remitted any of the 2001 through 2004 withholdings to the IRS which is most likely subject to penalties and interest. To date, we have not been audited or invoiced by the Internal Revenue Service. There is currently an informal arrangements in place for payment of these withholdings and we are complying with this agreement. The amount due at December 31 2007 is included in accounts payable and accrued expenses in the balance sheet.

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

	Fiscal 2007		Fiscal 2006
Fiscal Quarter	High	Low	High	Low
First Quarter ended March 31	$0.032	$0.012	$0.03	$0.01
Second Quarter ended June 30	$0.045	$0.02	$0.03	$0.01
Third Quarter ended September 30	$0.065	$0.02	$0.045	$0.006
Fourth Quarter ended December 31	$0.069	$0.032	$0.047	$0.006

Holders

As of April 10, 2008, we had 51,189,065 shares of common stock outstanding and held by approximately 441 stockholders of record. The transfer agent of our common stock is Madison Stock Transfer, Inc.

Dividends

We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

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

Recent Sales of Unregistered Securities

On March 30, 2007, the Company entered into a subscription agreement (the “Agreement”) with accredited investors (the “Investors”) for the sale of $80,000 15% Secured Convertible Notes (the “Notes”), less expenses of $12,500.

The Notes bear interest at 15% and mature on August 1, 2007. The Notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of $0.02 per share or seventy percent (70%) of the average of the three lowest closing bid prices for the Company's common stock as reported by Bloomberg L.P. for the thirty trading days preceding the date the Note holders gives the Company notice of its conversion. The conversion price is subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, combinations, dividends and the like.

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

     There were no unregistered sales of equity sellings during the fiscal year ended December 31, 2007. However on July 9, 2007, the Company entered into a subscription agreement with accredited for the sale of $200,000 15% Secured Convertible Notes, less expenses of $35,000.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED

DECEMBER 31, 2006

For the fiscal year ended December 31, 2007 we had total revenue of $8,791,131 compared to revenue of $803,493 for the fiscal year ended December 31, 2006. The major components of revenues are flat fee revenue, product sales and license revenue. Flat fee revenue represents revenues generated on a flat fee basis or obtaining manufacturing approval for specific products, product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. For the period ended December 31, 2007 we earned $0 in license revenue as compared to $182,500 license revenue earned in 2006. License revenue in 2006 consisted of revenues generated for products licensed to EUR. Product sales for the period ended December 31, 2007 was $5,516,131 as compared to $620,993 for the period ended December 31, 2006. The increase in product sales revenue of $4,895,139, or 788%, is the result of our releasing 14 new titles. We also generated $3,275,000 in flat fee revenue for the year ending December 31, 2007 as compared to $0 for the year ending December 31, 2006.

The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Number of New Titles Released	9	14
Number of Titles Reordered	2	1
Average Price Per Title	$4.97	$6.70
Revenue From Internally Developed Titles	$290,000	$0
Partially Complete Sales	0	0
Translated Sales	$330,993	$5,516,131
License Revenue	$182,500	$0
Other Revenue (packaging)	$0	$3,275,000

The major components of cost of sales are production costs and license/development costs. Productions costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the period ended December 31, 2007, we had license/development costs of $353,658 as compared to $431,287 for the period ended December 31, 2006. The decrease in license/development costs of $77,629, or 18%, is due to our ability to secure development at a lower average cost. As many of our products were sold for a flat fee, the license/development costs were also secured for a flat fee. This was a unique opportunity for the company to exploit. For the period ended December 31, 2007, we had production costs of $4,693,755 representing 823,032 units manufactured, compared to $273,167 of production costs for the period ended December 31, 2006 which represented 125,020 units manufactured.

Gross profit totaled $2,142,983 for the fiscal year ended December 31, 2007 as compared to gross profit of $99,038 for the fiscal year ended December 31, 2006, an increase of $2,043,944 or 2064%. Gross profit as a percentage of sales for the fiscal year ended December 31, 2007 was 24% as compared to gross profit as a percentage of sales of 12% for the fiscal year ended December 31, 2006. The increase in our gross profit percentage is a result of the company releasing 14 new titles including Winter Sports on the Nintendo Wii format which generated a higher than normal ($7.50 per unit) royalty.

Total operating expenses in each of the fiscal years ended December 31, 2007 and December 31, 2006 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2007 and 2006 were $2,014,776 and $1,135,667 respectively, which constituted a increase of $879,109, or 77%. The increase in operating expenses is attributable to increases in Professional Fees of $567,628 or 658% to $667,549 for the fiscal year ended December 31, 2007, attributable to consulting fees paid to an individual responsible for securing the RTL, Neko, and Data Design agreements on behalf of the Company. Selling, General and Administrative Fees for the fiscal years ended December 31, 2007 and 2006 were $882,800 and $563,310 respectively. The increase of $319,490 or 57% was primarily due to three major factors, in 2007 we incurred $101,520 in bad debt which was a result of the company terminating its mobile fan clubs, an increase in Entertainment of $29,299 or 92% which was required due to the substantial increase in sales activity, an increase in Marketing of $305,967 or 411% which was also required due to the substantial amount of Marketing required to assist with the distribution of product as well as the increased IR activity. We continue to make a strong effort in saving money and reducing expenses whenever possible.

Other income/expense is income and expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ending December 31, 2007 we incurred Other Expense of $1,027,210 compared to Other Expense of $3,249,656 for the period ending December 31, 2006 a decrease of $2,222,4464 or 68%. The decrease in expense is related to our financing agreements with our investors (interest expense and financing expense) and also consists of a significant Loss on valuation of derivative liability for the period ending December 31, 2006 of $2,819,060 as compared to $577,952 for the period ending December 31, 2007.

Our net loss was $899,004 in the fiscal year ended December 31, 2007 compared to a net loss of $4,286,284 in the fiscal year ended December 31, 2006 a combined result of larger revenue and gross profits and increase in general and administrative expenses and the substantially lower Finance Expense of $2,241,108 which was unrelated to our operations.

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

RESEARCH AND DEVELOPMENT

We did not spend any money on research and development during the fiscal years ended December 31, 2007 and 2006.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2007:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years
Notes Payable	$2,487,298	$2,487,298
Operating Lease Obligations	$147,845	$116,611	$31,234
License Fee Obligations	$60,000	$60,000
Total	$2,695,143	$2,663,909	$31,234

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

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Beginning March 1 2008 we have leased the space directly adjacent to 612 Santa Monica Boulevard. Through the remainder of the lease term, our minimum lease payments are as follows:

2008	$116,611
2009	$31,234

Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005. Although we have only made $20,000 in payments during 2006, we are looking into our options on how to best handle this matter and plan to pay the balance in full by the end of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our cash balance was $539,990, as compared to $24,976 at December 31, 2006. Total current assets at December 31, 2007 were $927,385, as compared to $334,390 at December 31, 2006. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008.

For the year ended December 31, 2007 net cash used in operating activities was $1,775,798, compared to net cash used in operating activities of -$148,213 for the period ended December 31, 2006. The change in net cash used in operating activities of $1,775,798 was primarily the result of our Net Loss for the fiscal year ended December 31, 2007 of $889,004 which was considerably lower than the $4,286,284 lost in 2006. In addition we realized a smaller amortization on discount of our notes of $685,545, and a smaller net change in derivative liability of $1,776,108, as well as a decrease of 536,533 in Accounts Receivable which were offset against the increase in profitability and an increase in advances received (deferred revenue) of $1,309,179.

For the year ended December 31, 2007 net cash used in investing activities totaled -$1,610,184, compared to net cash used in investing activities of -$329,627 for the year ended December 31, 2006. The decrease of $1,280,557 is due to decrease of $ 1,605,956 in cash paid for acquisition of products and licenses in the fiscal year ended December 31, 2007.

For the period ended December 31, 2007 net cash provided by financing activities totaled $349,400, compared to net cash provided by financing activities of $502,816 for the period ended December 31, 2006. The decrease of net cash provided by financing activities of $153,416, or 44%, was primarily the result of us obtaining $95,600 less of proceeds from the joint venture with Bravado, and $150,000 less in proceeds from notes payable for the period ended December 31, 2007.

Our accounts receivable at December 31, 2007 was $110,195, as compared to $305,002 at December 31, 2006. No substantial orders being placed toward the end of the fiscal year, nor any significant late paying customers.

As of December 31, 2007 we had a working capital deficiency of $8,638,628. A major portion of our debt is attributed to consulting fees, attorney fees, deferred compensation, notes payable, convertible notes payable and payroll taxes payable. Despite increasing Accounts Receivable in the fiscal year ended December 31, 2007, we also increased our debt by receiving Advances from our customers, accruing additional interest for our recent fundings, and increased the convertible notes payable adjustments. We plan to continue to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at December 31, 2007 consisted of $0 as opposed to $0 at December 31 2006. We paid off the entire long term debt balance by year-end 2005 and had no new additional long term agreements in 2007.

As of December 31, 2007, we owed payroll taxes to the IRS in the amount of $405,732 as compared to $245,088 as of December 31, 2006. The increase is due to payroll taxes due as of December 31, 2007 to be paid during 2008.

At December 31, 2007 and December 31, 2006 we had no bank debt.

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

On March 30, 2007, we sold an aggregate of %80,000 principal amount of 15% secured convertible notes to two accredited institutional investors for gross proceeds of $80,000 less expenses of $12,500.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2007, the allowance for doubtful accounts holds a zero balance as none of our accounts receivable are deemed uncollectible.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $1,901,330 at December 31, 2007. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

ITEM 8A(T). CONTROLS AND PROCEDURES.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Sirus Ahmadi	38	Chief Executive Officer and Director
Keith Tanaka	45	Chief Financial Officer, Principal Accounting Officer, Secretary and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2007, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, we believe that during the fiscal year ended December 31, 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements except as described below:

A Form 4 was filed on February 15, 2008 for the sales of common stock by Sirus Ahmadi in transactions conducted on January 15, 2008 and January 23, 2008.

A From 4 was filed on March 28, 2008 for the sales of common stock by Sirus Ahmadi in transactions conducted on January 25, 2008, January 28, 2008, January 29, 2008, February 25, 2008 and February 26, 2008.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid during the two years ended December 31, 2007 and 2006 to our Chief Executive Officer, and our two most highly compensated executive officers, other than the Chief Executive Officer. No other officers or directors received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sirus Ahmadi - CEO	2006	238,500	(1)							238,500	(1)
	2007	279,500	(1)							279,500	(1)

Keith Tanaka, Chief Financial Officer	2006	134,000	(2)							134,000	(2)
	2007	143,200	(2)							143,200	(2)

(1) During the years ended December 31, 2007 and 2006 $0 and $319,000, respectively, of Mr. Ahmadi’s salary was deferred.

(2) During the year ended December 31, 2007 and 2006 $0 and $54,957, respectively, of Mr. Tanaka’s salary was deferred.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2008. The information in this table provides the ownership information for:
•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers and directors as a group.

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

(1) The address of the listed beneficial owners is c/o Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, California 90401

(2) Applicable percentage ownership is based on 51,189,065 shares of common stock outstanding as of March 31, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 10, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 10, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CONTROL PERSONS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We did not enter into any transactions with related persons, promoters or control persons in the fiscal year 2007 other than as described in this Item. .

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

4.22	Form of Secured Convertible Note (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on August 17, 2006)

4.23	Form of Secured Convertible Note (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on April 5, 2007)

4.24	Subscription Agreement (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on April 5, 2007)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $31,500 and $26,700 for the years ended December 31, 2007 and December 31, 2006, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $1,500 and $2,800 for the years ended December 31, 2007 and December 31, 2006, respectively. The services for which such fees were paid consisted of tax return preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2007 and December 31, 2006.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC

Dated: April 15, 2008	By:	/s/ Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Dated: April 15, 2008	By:	/s/ Keith Tanaka
Keith Tanaka
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sirus Ahmadi	Chief Executive Officer and Director	April 15, 2008
Sirus Ahmadi

/s/ Keith Tanaka Keith Tanaka	Chief Financial Officer, Principal Accounting Officer, Secretary and Director	April 15, 2008

Conspiracy Entertainment Holdings, Inc.

Todd D.. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 2.5 • Bountiful, Utah 84010 • Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders Conspiracy Entertainment Holdings, Inc.
Santa Monica, California

We have audited the accompanying balance sheets of Conspiracy Entertainment Holdings, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conspiracy Entertainment Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit, negative working capital, and a net loss which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 5, 2008

Member of AICPA, UACPA & Registered with PCAOB

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	December 31,
	2007	2006
		(as restated)
CURRENT ASSETS

Cash and cash equivalents	$539,990	$24,976
Accounts receivable, net of allowance for doubtful accounts
of $62,500 and $-0- in 2007 and 2006, respectively	110,195	305,002
Prepaid manufacturing	277,200	-
Other prepaid expenses	-	4,412

Total Current Assets	927,385	334,390

PROPERTY AND EQUIPMENT, NET	4,449	6,090

OTHER ASSETS

Capitalized development costs and licenses, net	1,901,330	750,804
Deposits	6,906	6,906
Other receivable	132,500	179,500

Total Other Assets	2,040,736	937,210

TOTAL ASSETS	$2,972,570	$1,277,690

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2007	2006
		(as restated)
CURRENT LIABILITIES

Accounts payable	$707,437	$653,627
Accrued expenses	332,049	192,440
Payroll taxes payable	782,554	524,215
Deferred compensation	533,010	638,043
Advance from customer	-	201,327
Deferred revenue	1,326,653	17,474
Notes payable, current portion	344,221	366,721
Derivative liability	3,397,012	2,819,060
Convertible notes payable, net of discount of $74,323
and $68,250 in 2007 and 2006, respectively	2,143,077	1,869,150

Total Current Liabilities	9,566,013	7,282,057

Total Liabilities	9,566,013	7,282,057

COMMITMENTS

MINORITY INTEREST	279,400	187,500

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	4,973,450	4,755,422
Accumulated deficit	(11,897,483)	(10,998,479)

Total Stockholders' Deficit	(6,872,843)	(6,191,867)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,972,570	$1,277,690

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2007	2006
		(as restated)
NET SALES	$8,791,131	$803,493

COST OF SALES	6,648,149	704,454

GROSS PROFIT	2,142,982	99,039

OPERATING EXPENSES

Professional fees	667,549	92,921
Wages and salaries	464,427	479,436
Selling, general and administrative	882,800	563,310

Total Operating Expenses	2,014,776	1,135,667

NET INCOME (LOSS) FROM OPERATIONS	128,206	(1,036,628)

OTHER INCOME (EXPENSE)

Interest expense	(237,303)	(266,236)
Net financing income (expense)	(211,955)	(176,722)
Loss on valuation of derivative liability	(577,952)	(2,819,060)
Other income (expense)	-	12,362

Total Other Income (Expense)	(1,027,210)	(3,249,656)

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(899,004)	(4,286,284)

PROVISION FOR INCOME TAXES	-	-

NET LOSS BEFORE MINORITY INTEREST	(899,004)	(4,286,284)

MINORITY INTEREST	-	-

NET LOSS	$(899,004)	$(4,286,284)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)

	For the Years Ended
	December 31,
	2007	2006
		(as restated)

BASIC LOSS PER SHARE	$(0.02)	$(0.11)
DILUTED LOSS PER SHARE	$(0.02)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	51,189,065	39,454,597

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	51,189,065	39,454,597

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	37,785,509	37,786	4,281,573	(6,712,195)

Shares issued for services at $0.015	500,000	500	7,000	-

Conversion of notes payable and
related accrued interest	12,903,556	12,904	50,849	-

Beneficial conversion feature
of convertible notes payable	-	-	416,000	-

Net loss for the year ended
December 31, 2006 (as restated)	-	-	-	(4,286,284)

Balance, December 31, 2006	51,189,065	51,190	4,755,422	(10,998,479)

Beneficial conversion feature
of convertible notes payable	-	-	218,028	-

Net loss for the year ended
December 31, 2007	-	-	-	(899,004)

Balance, December 31, 2007	51,189,065	$51,190	$4,973,450	$(11,897,483)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(899,004)	$(4,286,284)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,869	9,147
Amortization of discount on convertible notes payable	211,955	897,500
Amortization and impariment of capitalized development costs and licenses	455,430	431,287
Gain on sale of subsidiary	-	(11,600)
Financing fees and services paid with common stock	-	7,500
Net change in derivative liability	577,952	2,354,060
Change in operating assets and liabilities:
Accounts receivable and other receivable	241,807	(294,726)
Prepaid expenses	(272,788)	(4,412)
Accounts payable and accrued expenses	451,758	557,641
Deferred compensation	(105,033)	174,200
Deferred revenue	1,309,179	17,474
Advance from customers	(201,327)

Net Cash Provided by (Used in) Operating Activities	1,775,798	(148,213)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(1,605,956)	(370,627)
Purchase of property and equipment	(4,228)	-
Proceeds from sale of subsidiary	-	41,000

Net Cash Used in Investing Activities	(1,610,184)	(329,627)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash held in escrow	-	4,489
Proceeds from advances	-	76,327
Proceeds from convertible notes payable	280,000	247,000
Proceeds from notes payable	-	150,000
Proceeds received on joint venture	-	187,500
Payments on notes payable	(22,500)	(162,500)

Net Cash Provided by Financing Activities	$257,500	$502,816

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2007	2006
		(as restated)

INCREASE IN CASH AND CASH EQUIVALENTS	$423,114	$24,976

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,976	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$448,090	$24,976

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$7,500
Notes payable converted to common stock	$-	$59,600
Beneficial conversion feature of convertible notes payable	$218,028	$105,857

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

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

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received during 2007 and 2006 advances of $91,900 and $187,500 and may receive additional advances of $220,600 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advances have been recorded as minority interest in the accompanying financial statements at December 31, 2007 and 2006 as the Company has rights to receive an equal share of the profits. All inter-company balances and transactions have been eliminated in consolidation.

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
December 31, 2007 and 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

d. Receivables

The Company sells its products throughout the United States. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of December 31, 2007 and 2006, the allowance for doubtful accounts was $62,500 and $-0-, respectively.

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
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

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
December 31, 2007 and 2006

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

At December 31, 2007, $558,588 of amortization expense has been included in cost of sales for the year on the titles that have been released during the year.

h. Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consists of the following and are recorded at cost:
		December 31,
	Life	2007	2006
Furniture and equipment	4-5 years	52,687	48,460
Development tools	3 years	41,606	41,606
Computer equipment	3 years	43,068	43,068
Automobile	4 years	51,549	51,549
Leasehold improvements	5 years	24,457	24,457
Total property and equipment		213,367	209,140
Less: accumulated depreciation		(208,918)	(203,050)
Property and equipment, net		4,449	6,090

Provision for depreciation of property and equipment is computed on the straight-line method for financial reporting purposes. Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $5,869 and $9,147 for the years ended December 31, 2007 and 2006, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Property and Equipment (continued)

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2007 and 2006, no impairments were recognized.
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
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

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

j. Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards of approximately $8,437,974 that may be offset against future taxable income. These operating loss carryforwards expire through 2027. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards, resulting in a deferred tax asset of $3,290,810, is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 3). In addition, the Company may be limited in its ability to fully utilize its net operating loss carryforwards and realize any benefit there-from in the event of certain ownership changes described in Internal Revenue Code Section 382.

	December 31,
	2007	2006
Income tax benefit at statutory rates	$350,612	$1,671,651
Bad debts	(24,375)	-
Non-deductible expenses: loss on valuation of derivative
liabilities	(225,401)	(1,099,433)
	100,836	572,218
Change in valuation allowance	(100,836)	(572,218)
	$-	$-

The income tax benefit differs from the amount computed at federal and state statutory rates of approximately 39% as follows:

Operating loss carryforwards	$3,290,810
Less: valuation allowance	(3,290,810)
Net deferred tax assets	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2007 and 2006 was $380,343 and $74,377, respectively.

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
	For the Years Ended
	December 31,
	2007	2006
Earnings (loss) per share:
Income (loss) (numerator) - basic	$(899,004)	$(4,286,284)
Effect of dilutive securities, convertible
notes payable	-	-

Income (loss) (numerator) - diluted	$(899,004)	$(4,286,284)

Shares (denominator) - basic	51,189,065	39,454,597
Effect of dilutive securities, convertible
notes payable	-	-
Warrants	-	-

Shares (denominator) - diluted	51,189,065	39,454,597

Per share amount - basic	$(0.02)	$(0.11)

Per share amount - diluted	$(0.02)	$(0.11)

For the year ended December 31, 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into 127,472,450 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2007, the Company had an accumulated deficit of approximately $11,900,000, negative working capital and a net loss. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. Management plans to issue additional debt and equity to fund the release of new products in 2008. The consolidated financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Of the $200,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $138,028 has been recorded as paid in capital and as a discount on the note. The Company has accreted $63,705 of the discount to interest expense through December 31, 2007.

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

Of the $80,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $80,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $80,000 of the discount to interest expense through December 31, 2007.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

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

Of the $247,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $247,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $247,000 of the discount to interest expense through December 31, 2007.

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

Of the $650,000 in proceeds from the convertible debentures, $225,000 has been recorded as paid in capital and $425,000 has been recorded as a derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $650,000 through December 31, 2007.

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
December 31, 2007 and 2006

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,100,000 through December 31, 2007.

In August 2005, the Company amended the conversion terms of all existing convertible notes payable. The amendment changes the conversion rates from $0.05, to the lesser of $0.05 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.02 per share at December 31, 2007).

As of December 31, 2007 and 2006 the balance of the Company’s convertible notes payable totaled, $2,143,077 and $1,869,150 net of discounts of $74,323 and $68,250, respectively. If the notes were converted at December 31, 2007, the Company would have to issue 127,472,450 shares effectively changing control of the Company.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	December 31,
	2007	2006
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion; net of discount of $-0- and $27,083 at December 31, 2007 and 2006, respectively.	$1,690,400	$1,663,317
Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- and $41,167 at December 31, 2007 and 2006, respectively.	247,000	205,833
Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at December 31, 2007.	80,000	-
Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $37,161 at December 31, 2007.	62,839	-
Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $37,162 at December 31, 2007.	62,838	-

Total convertible notes payable, net of discount of $74,323 and $68,250 at December 31, 2007 and 2006, respectively.	2,143,077	1,869,150
Less: current portion	(2,143,077)	(1,869,150)
Long-term convertible notes payable	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending December 31,
2008	$2,143,077
Thereafter	-
Total	$2,143,077

NOTE 5 -	NOTES PAYABLE

On August 8, 2005 the Company entered into notes payable agreements with two capital funds for a total of $223,600 in proceeds.  Under the terms of the loans, the Company also agreed to share 50% of the profit earned by the Company on a new product that is scheduled to release in late 2005 for a maximum of $300,000.  They matured on February 1, 2006 and bear no interest (other than the profit sharing arrangement). The Company has agreed to pay a consultant $5,000 and 200,000 restricted shares of its common stock in exchange for services provided relating to the notes payable agreement.

Notes payable are detailed as follows:

	December 31,
	2007	2006
Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006.	$194,093	$194,093
Note payable to an individual; total interest of $88,000 (50,000 pounds) due; principal and interet due upon receipt of first $355,000 of product sales from British publisher, unsecured.	150,128	172,628
Total notes payable	344,221	366,721
Less: current portion	(344,221)	(366,721)
Long-term notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending December 31,
2008	$344,221
Thereafter	-
Total	$344,221

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 6 -	LEASE COMMITMENTS

On January 22, 2008, the Company signed an addendum to its current lease for a term of thirteen months commencing March 2008 through April 2009 for its office space.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows:

For the Years Ending December 31,
2008	$116,611
2009	31,234
Thereafter	-
Total	$147,845

Rent expense was $63,378 and $65,193 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7 -	AGREEMENTS

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

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Financial Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. The Chief Financial Officer is also entitled to 10% of the Company’s total issued and outstanding common shares as of the date of the agreement. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change.

At December, 2007 and 2006, total deferred compensation related to these employment agreements was $533,010 and $638,043, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 7 -	AGREEMENTS (Continued)

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of December 31, 2007 and 2006 the Company had withholding tax payable of $376,823 and $279,128, respectively. As of December 31, 2007, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which is most likely subject to penalties and interest which have been estimated and accrued. As of December 31, 2007, the Company had not been audited or invoiced by the IRS. The amounts due at December 31, 2007 and 2006 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Vacation Accrual

During the years ended December 31, 2007 and 2006, the Company did not accrue liabilities for vacation payable to employees. The Company’s management believes vacation earned during and prior to 2007 was utilized by the employees of the Company as of December 31, 2007, and accordingly, has not recorded an accrued liability.

NOTE 8 -	CONTINGENCIES, CONCENTRATIONS AND UNCERTAINTIES

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Authorized Shares of Common Stock

The Company has authorized for issuance 100,000,000 shares of common stock at $0.001 par value. At December, 2007 the Company had 51,189,065 common shares issued and outstanding. In addition to the issued shares, the Company has 70,000,000 warrants outstanding and notes payable convertible into 127,472,450 shares as of December 31, 2007 (see Note 2 - earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion (see Note 13). The Company is currently in the process of increasing its authorized shares to compensate for the difference.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 9 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at December 31, 2007 consisted of the following:

	Development	License	Combined
	Costs	Costs	Totals
Capitalized development costs and licenses	$1,112,035	$1,244,725	$2,356,760
Less: impairment	(129,930)	(156,500)	(286,430)
Less: accumulated amortization	-	(169,000)	(169,000)

Net balance	$982,105	$919,225	$1,901,330

Amortization expense was $558,588 and $431,287 for the years ended December 31, 2007 and 2006, respectively.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:

For the Years Ending December 31,
2008	$889,025
2009	590,253
2010	422,052
2011	-
Thereafter	-
Total	$1,901,330

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 will have not have a material impact on the Company’s financial statements.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect the funded status of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position.  SFAS No. 158 will have no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s consolidated financial statements.

NOTE 11 -	SHAREHOLDERS EQUITY

Common Stock

During August 2006, the Company issued 500,000 shares of common stock for consulting services valued at $7,500.

During September and December 2006, the Company issued 4,095,890 and 8,807,666 shares of common stock upon conversion of $23,800 and $35,800 of notes payable and related accrued interest of $1,662 and $2,492 respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 11 -	SHAREHOLDERS EQUITY (Continued)

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through February 2009. A summary of the status of warrants granted at December 31, 2007 and 2006, and changes during the years then ended is as follows:

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	70,000,000	$0.125	71,500,000	$0.143
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(1,500,000)	(1.00)

Outstanding at end of year	70,000,000	$0.125	70,000,000	$0.125

Exercisable at end of year	70,000,000	$0.125	70,000,000	$0.125

A summary of the status of warrants outstanding at December 31, 2007 is presented below:

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	35,000,000	2.00 years	$0.050	35,000,000	$0.050
$0.20	35,000,000	0.85 years	0.200	35,000,000	0.200
	70,000,000		$0.125	70,000,000	$0.125

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 11 -	SHAREHOLDERS EQUITY (Continued)

Warrants (Continued)

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

Prepaid manufacturing costs consist of fees paid in advance to the manufacturer for the production and packaging of the video games. These prepaid costs are generally short-term in nature and the Company expects to receive and ship the related finished products during the following quarter. The balance of prepaid manufacturing at December 31, 2007 and 2006 was $277,200 and $-0-, respectively.

NOTE 13 -	DERIVATIVE LIABILITY AND RESTATEMENT OF PRIOR YEARS

During the year ended December 31, 2007, an error was discovered related to the consolidated financial statements as of December 31, 2006. The error relates to the Company’s shortfall in common shares authorized compared to the potential conversion obligations. The Company has authorized 100,000,000 shares of common stock. At both December 31, 2007 and 2006, the number of shares available for issuance (authorized shares less shares issued and outstanding) was significantly less than the shares the Company would need to convert all of the outstanding warrants and convertible debt at both periods. Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, this creates a situation that does not allow the Company to satisfy these obligations with stock, and therefore, the Company would have to settle the conversions in cash creating a derivative liability. As of December 31, 2007 and 2006, the balance of the derivative liability was $3,397,012 and $2,819,060 (as restated), respectively. During these same years, the loss on valuation of derivative liability was $577,952 and $2,819,060 (as restated), respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 13 -	DERIVATIVE LIABILITY AND RESTATEMENT OF PRIOR YEARS (Continued)

The Company has restated the consolidated financial statements as of and for the year ended December 31, 2006 to reflect this error as follows:

	As	As Previously
	Restated	Recorded	Net Change
Consolidated Balance Sheet
as of December 31, 2006

Derivative liability	$2,819,060	$-	$2,819,060
Accumulated deficit	$(10,998,479)	$(8,179,419)	$(2,819,060)

Consolidated Statement of Operations
for the Year Ended December 31, 2006

Loss on valuation of derivative liability	$(2,819,060)	$-	$(2,819,060)
Net loss	$(4,286,284)	$(1,467,224)	$(2,819,060)
Basic and diluted loss per share	$(0.11)	$(0.04)	$(0.07)

NOTE 14 -	SUBSEQUENT EVENTS

On February 21, 2008, the Company entered into two separate loan payable arrangements. Both notes are for the principal amount of $113,889, accrue interest at 8.0% per annum, with principal and interest due at maturity of February 20, 2009. The loans are both secured by certain assets of the Company.