Form 10-Q
period 2008-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2008-05-20
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO ________.
COMMISSION FILE NUMBER 000-32427
CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Utah	87-0386790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

612 Santa Monica Boulevard, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (310) 260-6150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2008, there were 51,189,065 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
IINDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	8

Notes to the Consolidated Financial Statements	10

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$179,113	$539,990
Accounts receivable, net of allowance for doubtful accounts of $0 and $62,500 in 2008 and 2007 respectively	429,400	110,195
Prepaid manufacturing	-	277,200

Total Current Assets	608,513	927,385

PROPERTY AND EQUIPMENT, NET	3,805	4,449

OTHER ASSETS
Capitalized development costs and licenses, net	1,931,371	1,901,330
Deposits	6,906	6,906
Other receivable	132,500	132,500

Total Other Assets	2,070,777	2,040,736

TOTAL ASSETS	$2,683,095	$2,972,570

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$545,238	$707,437
Accrued expenses	407,811	332,049
Payroll taxes payable	759,369	782,554
Deferred compensation	429,868	533,010
Deferred revenue	999,695	1,326,653
Notes payable, net of discount of $20,344	531,654	344,221
Derivative liability	10,912,928	3,397,012
Convertible notes payable, net of discount of $42,471and $74,323 in 2008 and 2007, respectively	2,174,930	2,143,077

Total Current Liabilities	16,761,493	9,566,013

Total Liabilities	16,761,493	9,566,013

COMMITMENTS
MINORITY INTEREST	279,400	279,400

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	4,973,450	4,973,450
Accumulated deficit	(19,382,438)	(11,897,483)

Total Stockholders' Deficit	(14,357,798)	(6,872,843)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,683,095	$2,972,570

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
		(as restated)
NET SALES	$3,240,866	$

COST OF SALES	2,450,012

GROSS PROFIT	790,854

OPERATING EXPENSES

Professional fees	177,412	12,500
Wages and salaries	151,852	86,350
Selling, general and administrative	353,552	74,090

Total Operating Expenses	682,816	172,940

NET INCOME (LOSS) FROM OPERATIONS	108,038	(172,940)

OTHER INCOME (EXPENSE)

Interest expense	(45,224)	(30,458)
Net financing income (expense)	(31,853)	(69,226)
Gain (loss) on valuation of derivative liability	(7,515,916)	796,831

Total Other Income (Expense)	(7,592,993)	697,147

NET INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(7,484,955)	524,207

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(7,484,955)	524,207

MINORITY INTEREST	-	-

NET INCOME (LOSS)	$(7,484,955)	$524,207

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended March 31
	2008	2007
		(as restated)

BASIC INCOME (LOSS) PER SHARE	$(0.15)	$0.01

DILUTED INCOME (LOSS) PER SHARE	$(0.15)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	51,189,065	51,189,065

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	51,189,065	233,203,965

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(7,484,955)	$524,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	644	1,634
Minority interest	-	29,400
Amortization of discount on convertible notes payable	31,853	69,226
Amortization of capitalized development costs and licenses	523,000	-
Amortization of discount on on notes payable	2,433	-
Net change in derivative liability	7,515,916	(796,831)
Change in operating assets and liabilities:
Accounts receivable and other receivable	(319,205)	114,732
Prepaid expenses	277,200	4,411
Accounts payable and accrued expenses	(109,622)	58,840
Deferred compensation	(103,142)	13,100
Deferred revenue	(326,958)	-

Net Cash Provided by Operating Activities	7,164	18,719

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(553,041)	(448,231)

Net Cash Used in Investing Activities	(553,041)	(448,231)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	-	475,000
Proceeds from convertible notes payable	-	80,000
Proceeds from notes payable	205,000	-
Payments on notes payable	(20,000)	(2,500)

Net Cash Provided by Financing Activities	$185,000	$552,500

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
		(as restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(360,877)		$122,988

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	539,990		24,976

CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,113		$147,964

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$
Cash paid for income taxes	$-	$

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible notes payable	$-		$60,500

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

In early 2004, the Company acquired a 51% interest in Conspiracy Entertainment Europe, LTD (CEE), a United Kingdom Corporation, to develop and distribute certain game titles in Europe. During 2004, the Company advanced $60,000 to this majority owned subsidiary to cover operating expenses. During 2006, the Company sold its 51% interest in CEE for $41,000. The financial statements of CEE are consolidated with the Company through the date of sale, with a minority interest adjustment.

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
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 2 -
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

d. Receivables

The Company sells its products throughout the United States. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of March 31, 2008 and December 31, 2007, the allowance for doubtful accounts was $0 and $62,500, respectively.

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
March 31, 2008 (Unaudited) and December 31, 2007

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
March 31, 2008 (Unaudited) and December 31, 2007

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

At March 31, 2008 and December 31, 2007, $523,000 and $558,588, respectively, of amortization expense has been included in cost of sales for the period on the titles that have been released during the year.

h. Property and Equipment

Property and equipment as of March 31, 2008 and December 31, 2007 consists of the following and are recorded at cost:

	Life	March 31, 2008	December 31, 2007
		(Unaudited)
Furniture and equipment	4-5 years	52,687	52,687
Development tools	3 years	41,606	41,606
Computer equipment	3 years	43,068	43,068
Automobile	4 years	51,549	51,549
Leasehold improvements	5 years	24,457	24,457
Total property and equipment		213,367	213,367
Less: accumulated depreciation		(209,562)	(208,918)
Property and equipment, net		3,805	4,449

Provision for depreciation of property and equipment is computed on the straight-line method for financial reporting purposes. Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $644 and $1,634 for the three months ended March 31, 2008 and 2007, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 2 -
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Property and Equipment (continued)

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At March 31, 2008 and December 31, 2007, no impairments were recognized.
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
March 31, 2008 (Unaudited) and December 31, 2007

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

j. Income Taxes

At March 31, 2008, the Company had net operating loss carryforwards of approximately $8,421,082 that may be offset against future taxable income. These operating loss carryforwards expire through 2028. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards, resulting in a deferred tax asset of $3,284,222, is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 3). In addition, the Company may be limited in its ability to fully utilize its net operating loss carryforwards and realize any benefit there-from in the event of certain ownership changes described in Internal Revenue Code Section 382.

Operating loss carryforwards	$3,284,222
Less: valuation allowance	(3,284,222)

Net deferred tax assets

The income tax benefit differs from the amount computed at federal and state statutory rates of approximately 39% as follows:

	For the Three Months Ended March 31,
	2008	2007
Income tax benefit (expense) at statutory rates	$2,919,132	$(204,441)

Unrecognizable gains: gain on change in derivative liabilities		310,764

Non-deductible expenses: loss on valuation of derivative liabilities	(2,931,207)	-
	(12,075)	106,323
Change in valuation allowance	12,075	(106,323)
	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 2 -
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended March 31, 2008 and 2007 was $199,427 and $14,924, respectively.

i. Earnings (Loss) Per Share of Common Stock

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

	For the Three Months Ended March 31,
	2008	2007
Earnings (loss) per share:
Income (loss) (numerator) - basic	$(7,484,955)	$524,207
Effect of dilutive securities, convertible notes payable	-	-

Income (loss) (numerator) - diluted	$(7,484,955)	$524,207

Shares (denominator) - basic	51,189,065	51,189,065
Effect of dilutive securities, convertible notes payable	-	112,014,900
Warrants	-	70,000,000

Shares (denominator) - diluted	51,189,065	233,203,965

Per share amount - basic	$(0.15)	$0.01

Per share amount - diluted	$(0.15)	$0.00

For the year three months ended March 31, 2008, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into 129,517,063 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

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

NOTE 4 -
CONVERTIBLE NOTES PAYABLE

On July 7, 2007, the Company closed two Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $200,000, convertible into common shares of the Company's common stock at a price of the lesser of $0.02 per share or 70% of the average three lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. The notes are due on August 1, 2008.

Of the $200,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $138,028 has been recorded as paid in capital and as a discount on the note. The Company has accreted $95,557 of the discount to interest expense through March 31, 2008.

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

Of the $80,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $80,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $80,000 of the discount to interest expense through March 31, 2008.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

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

Of the $247,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $247,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $247,000 of the discount to interest expense through March 31, 2008.

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

Of the $650,000 in proceeds from the convertible debentures, $225,000 has been recorded as paid in capital and $425,000 has been recorded as a derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $650,000 through March 31, 2008.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 4 -
CONVERTIBLE NOTES PAYABLE (Continued)

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,100,000 through March 31, 2008.

In August 2005, the Company amended the conversion terms of all existing convertible notes payable. The amendment changes the conversion rates from $0.02, to the lesser of $0.02 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.02 per share at March 31, 2008).

As of March 31, 2008 and December 31, 2007 the balance of the Company’s convertible notes payable totaled, $2,174,930 and $2,143,077 net of discounts of $42,471 and $74,323, respectively. If the notes and interest were converted at March 31, 2008, the Company would have to issue 129,517,063 shares effectively changing control of the Company.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued) Convertible notes payable are detailed as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured ugust 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion; net of discount of $-0- at March 31, 2008 and December 31, 2007.	$1,690,400	$1,690,400

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at March 31, 2008 and December 31, 2007.	247,000	247,000

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at March 31, 2008 and December 31, 2007.	80,000	80,000

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $21,235 and $37,161 at March 31, 2008 and December 31, 2007, respectively.	78,765	62,839

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $21,235 and $37,162 at March 31, 2008 and December 31, 2007, respectively.	78,765	62,838

Total convertible notes payable, net of discount of $42,471 and $74,323 at March 31, 2008 and December 31, 2007, respectively.	2,174,930	2,143,077

Less: current portion	(2,174,930)	(2,143,077)

Long-term convertible notes payable	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued) Future minimum principal payments on the convertible notes payable are as follows:

2009	$2,174,930
Thereafter	-

Total	$2,174,930

NOTE 5 -	NOTES PAYABLE Notes payable are detailed as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006.	$194,093	$194,093

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	103,717	-

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	103,716	-

Note payable to an individual; total interest of $88,000 (50,000 pounds) due; principal and interet due upon receipt of first $355,000 of product sales from British publisher, unsecured.	130,128	150,128

Less: current portion	531,654	344,221

Total notes payable Less: current portion	(531,654)	(344,221)

Long-term notes payable	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 5 -	NOTES PAYABLE (Continued) Future minimum principal payments on the notes payable are as follows:

2009	$531,654
Thereafter	-

Total	$531,654

NOTE 6 -
LEASE COMMITMENTS

On January 22, 2008, the Company signed an addendum to its current lease for a term of thirteen months commencing March 2008 through April 2009 for its office space.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows:

For the Years Ending December 31,

2008	$116,611
2009	31,234
Thereafter	-

Total	$147,845

Rent expense was $15,535 and $18,036 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 7 -
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

At March 31, 2008 and December 31, 2007, total deferred compensation related to these employment agreements was $429,868 and $533,010, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 7 -
AGREEMENTS (Continued)

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

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of March 31, 2008 and December 31, 2007 the Company had withholding tax payable of $409,795 and $376,823 respectively. As of March 31, 2008, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which is most likely subject to penalties and interest which have been estimated and accrued. As of March 31, 2008, the Company had not been audited or invoiced by the IRS. The amounts due at March 31, 2008 and December 31, 2007 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 8 -
CONTINGENCIES, CONCENTRATIONS AND UNCERTAINTIES

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Authorized Shares of Common Stock

The Company has authorized for issuance 100,000,000 shares of common stock at $0.001 par value. At March 31, 2008 and December 31, 2007 the Company had 51,189,065 common shares issued and outstanding. In addition to the issued shares, the Company has 70,000,000 warrants outstanding and notes payable convertible into 129,517,063 and 127,472,450 shares as of March 31, 2008 and December 31, 2007, respectively. If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion (see Note 13). The Company is currently in the process of increasing its authorized shares to compensate for the difference.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 9 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES Capitalized development costs and licenses at March 31, 2008 consisted of the following:

	Development Costs	License Costs	Combined Totals

Capitalized development costs and licenses	$1,127,035	$1,782,766	$2,909,801
Less: impairment	(129,930)	(156,500)	(286,430)
Less: accumulated amortization	-	(692,000)	(692,000)

Net balance	$997,105	$934,266	$1,931,371

Amortization expense was $523,000 and $-0- for the three months ended March 31, 2008 and 2007, respectively.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:

2009	$889,025
2010	590,253
2011	452,093
2012	-
Thereafter	-

Total	$1,931,371

NOTE 10 -
NEW TECHNICAL PRONOUNCEMENTS

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 10 -
NEW TECHNICAL PRONOUNCEMENTS (Continued)

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

In March 2008, the FASB issued SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of SFAS No. 133”. SFAS No 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company does not expect the adoption of SFAS No. 161 to have an impact on the Company’s consolidated financial statements.

NOTE 11 -
SHAREHOLDERS EQUITY

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through February 2009. A summary of the status of warrants granted at March 31, 2008 and December 31, 2007, and changes during the periods then ended is as follows:

	For the Period Ended March 31, 2008		For the Period Ended December 31, 2007
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	70,000,000	$0.125	70,000,000	$0.125
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of period	70,000,000	$0.125	70,000,000	$0.125

Exercisable at end of period	70,000,000	$0.125	70,000,000	$0.125

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 11 -	SHAREHOLDERS EQUITY (Continued) Warrants (Continued) A summary of the status of warrants outstanding at December 31, 2007 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	35,000,000	2.00 years	$0.050	35,000,000	$0.050
$0.20	35,000,000	0.85 years	0.200	35,000,000	0.200

	70,000,000		$0.125	70,000,000	$0.125

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 12 -
PREPAID MANUFACTURING

Prepaid manufacturing costs consist of fees paid in advance to the manufacturer for the production and packaging of the video games. These prepaid costs are generally short-term in nature and the Company expects to receive and ship the related finished products during the following quarter. The balance of prepaid manufacturing at March 31, 2008 and December 31, 2007 was $-0- and $277,200, respectively.

NOTE 13 -
DERIVATIVE LIABILITY AND RESTATEMENT OF PRIOR PERIODS

During the annual audit for the year ended December 31, 2007, an error was discovered related to the consolidated financial statements as of December 31, 2006. The error relates to the Company’s shortfall in common shares authorized compared to the potential conversion obligations. The Company has authorized 100,000,000 shares of common stock. At both December 31, 2007 and 2006, the number of shares available for issuance (authorized shares less shares issued and outstanding) was significantly less than the shares the Company would need to convert all of the outstanding warrants and convertible debt at both periods. Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, this creates a situation that does not allow the Company to satisfy these obligations with stock, and therefore, the Company would have to settle the conversions in cash creating a derivative liability. As of March 31, 2008 and December 31, 2007, the balance of the derivative liability was $10,912,928 and $3,397,012, respectively. During the three months ended March 31, 2008 and 2007, the gain (loss) on valuation of derivative liability was ($7,515,916) and $796,831 (as restated), respectively.

The Company has restated the consolidated financial statements for the three months ended March 31, 2007 to reflect this error as follows:

	As Restated	As Previously Recorded	Net Change
Consolidated Statement of Operations
for the Three Months Ended March 31, 2007

Gain on valuation of derivative liability	$796,831	$-	$796,831
Net income (loss)	$524,207	$(272,624)	$796,831
Basic income (loss) per share	$0.01	$(0.01)	$0.02
Diluted income (loss) per share	$0.00	$(0.01)	$0.01

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues for the three months ended March 31, 2008 were $3,240,866, compared to $0 and for the three months ended March 31, 2007. This represents a 100% change from the previous year. Last year the company had one title ready for release but upon the request of our distributor held off the release until 2 nd quarter 2007, but this year we released 5 new titles as well as strong reorders for titles released in 2007.

There was a 100% change in Gross profit for the three months ended March 31, 2008 which was $790,854, compared to $0 for the three months ended March 31, 2007. This is the result of no sales for the period in 2007 as compared to the release of 5 new titles in the quarter ended March 31, 2008 in addition to the strong reorders received for titles released in 2007.

For the three months ended March 31, 2008, operating expenses totaled $682,816 as compared to $172,940 for the three months ended March 31, 2007. This was an increase of $509,876 or 294.8%. The increase in operating expenses resulted from Entertainment increasing $20,270 or 616.1% due to the necessity of entertaining clients and prospective distribution and licensing partners, corporate marketing increasing $126,827 or 2536.6% to $131,827 due to the company’s efforts to increase shareholder awareness and to promote our stock, games marketing of $61,602 an increase of $51,678 or 520.7% due to the release of 5 new titles during the quarter, payroll expenses increased $65,502 or 75.9% to $151,852 due to the increase in employees, professional fees increasing from $12,500 for the 3 months ending March 31, 2007 to $177,412 an increase of $164,912 or 1319.3% for the three months ending March 31, 2008 due to increases in attorney fees of $33,279 due to our February 2008 financing and an increase in professional fees paid to consultants. Travel also increased $29,928 or 6058.3% to $30,422 for the three months ended March 31, 2008 due to our attendance in an international trade show and required meetings with consultants to help secure product lines for 2008 and 2008. There were no significant decreases in operating expenses due to the fact that we released 5 new titles during the quarter and hired additional staff to support our efforts.

Interest expense was $45,224 and $30,458 for the three months ended March 31, 2008 and 2007, respectively. This was an increase of $48.5%, or14,766 which was a result of our February 2008 financing as well as additional interest on our other notes from investors.

We had $7,547,769 in Financing Costs for the three months ended March 31, 2008 compared to $727,605 of Financing Income for the three months ended March 31, 2008. This was due to a recalculation of our derivative liability which was a direct reflection of the increase in our share price.

Our net loss was $ 7,484,955 for the three months ended March 31, 2008 compared to a net gain of $ 524,207 for the three months ended March 31, 2007. The decrease in profitability for the three months ended March 31, 20087 was entirely due to loss on valuation of derivative liability as had a operational profit of $108,038 as compared to a $172,940 loss for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008 our cash balance was $179,113 compared to $539,990 at December 31, 2007. Total current assets at March 31, 2008 were $608,513 compared to $927,385 at December 31, 2007. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2007 will be sufficient to cover our working capital requirements for fiscal 2007.

For the three months ended March 31, 2008, net cash provided in operating activities was $7,162 as compared to $18,719 for the three months ended March 31, 2007.   The decrease in cash used in operating activities can be attributed to significant decreases in Accounts Receivable, Accounts Payable and Accrued Expenses and Deferred Compensation and Deferred Revenue as well as an increase in Prepaid Expenses and the Amortization of capitalized development costs and licenses.

For the three months ended March 31, 2008, net cash used in investing activities was $553,041, compared to net cash used in investing activities of $448,231for the three months ended March 31, 2007. The increase in cash used in investing activities of $104,810 for the three months ending March 31, 2008, was due to the increase in payment made for capitalized development and licenses.

For the three months ended March 31, 2008, net cash provided by Financing Activities was $185,000 compared to $552,500 for the three months ended March 31, 2007. We received proceeds from a secured Note transaction of $205,000 during the period ending March 31, 2008 as compared to $80,000 received from our convertible notes agreement of February 2006, plus advances for our upcoming product releases of $475,000 which comprise the majority of this balance ending March 31, 2007.

Our accounts receivable at March 31, 2008 was $429,400, compared to $110,195 at December 31, 2007. The change in accounts receivable is primarily due to the fact that we issued four invoices near quarter end which remained unpaid.

As of March 31, 2008 we had a working capital deficiency of $16,152,980. $10,912,928 is attributed to Derivative Liability related to our historical financing agreements, other major portions of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at March 31, 2008 was $0 compared to $0 as of December 31, 2007. We paid off the entire long term debt balance by year end and had no new long term arrangements during the quarter.

At March 31, 2008 we had no bank debt.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2008:

	Payments due by period	Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years
Notes Payable	$2,706,584	$2,706,584
Operating Lease Obligations	$147,845	$116,611	$31,234
License Fee Obligations	$60,000	$60,000
Total	$2,914,429	$2,883,195	$31,234

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

In February 2008, we obtained an secured loan from two accredited investors in the amount of $227,778. The note was issued at a 10% discount and is being amortized over the one year note. We received a net of $205,000 from this loan.

We currently lease office spaces at 612 and 608 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $1,901,330 at March 31, 2008. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the Quarter ended March 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.
.
PART II

OTHER INFORMATION COMPANY CONFIRM OR UPDATE AS NEEDED

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS
There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5 - OTHER INFORMATION
None.

Item 6. Exhibits

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

DATE: May 20, 2008
CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Sirus Ahmadi
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

By:	/s/ Keith Tanaka
KEITH TANAKA
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR