Form 10-Q
period 2008-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2008-08-19
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2008, there were 51,189,065 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	8

Notes to the Consolidated Financial Statements	10

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$523,501	$539,990
Accpimts receovable, net of allowance for doubtful account of $-0- and $62,500 in 2008 and 2007, respectively	1,441,790	110,195
Prepaid manufacturing	150,000	277,200

Total Current Assets	2,115,291	927,385

PROPERTY AND EQUIPMENT, NET	8,174	4,449

OTHER ASSETS

Capitalized development costs and licenses, net	2,823,443	1,901,330
Deposits	6,906	6,906
Other receivable	132,500	132,500

Total Other Assets	2,962,849	2,040,736

TOTAL ASSETS	$5,086,314	$2,972,570

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$621,004	$707,437
Accrued expenses	487,398	332,049
Payroll taxes payable	737,624	782,554
Deferred compensation	409,253	533,010
Deferred revenue	3,217,049	1,326,653
Notes payable, net of discount of $14,650 in 2008	407,221	344,221
Derivative liability	8,066,064	3,397,012
Concertible notes payable, net of discount of $10,617 and $74,323 in 2008 and 2007, respectively	2,206,782	2,143,077

Total Current Liabilities	16,152,395	9,566,013
Total Liabilities	16,152,395	9,566,013
COMMITMENTS
MINORITY INTEREST	279,400	279,400
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	4,973,450	4,973,450
Accumulated deficit	(16,370,121)	(11,897,483)

Total Stockholders' Deficit	(11,345,481)	(6,872,843)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,086,314	$2,972,570

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(as restated)		(as restated)
NET SALES	$1,518,992	$819,330	$4,759,858	$819,330

COST OF SALES	817,039	376,830	3,267,051	376,830

GROSS PROFIT	701,953	442,500	1,492,807	442,500

OPERATING EXPENSES

Professional fees	97,961	68,750	275,373	81,250
Wages and salaries	154,870	86,130	306,722	172,480
Selling, general and administrative	309,663	200,141	663,215	274,231

Total Operating Expenses	562,494	355,021	1,245,310	527,961

NET INCOME (LOSS) FROM OPERATIONS	139,459	87,479	247,497	(85,461)

OTHER INCOME (EXPENSE)

Interest expense	(52,281)	(35,138)	(97,505)	(65,596)
Net financing expense	(31,853)	(44,399)	(63,706)	(113,625)
Gain (loss) on valuation of derivative liability	2,846,864	(425,965)	(4,669,052)	370,866
Gain on debt forgiveness	110,128	-	110,128	-

Total Other Income (Expense)	2,872,858	(505,502)	(4,720,135)	191,645

NET INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	3,012,317	(418,023)	(4,472,638)	106,184

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	3,012,317	(418,023)	(4,472,638)	106,184

MINORITY INTEREST	-	-	-	-

NET INCOME (LOSS)	$3,012,317	$(418,023)	$(4,472,638)	$106,184

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(as restated)		(as restated)
BASIC INCOME (LOSS) PER SHARE	$0.06	$(0.01)	$(0.09)	$0.00
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.01)	$(0.09)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	51,189,065	51,189,065	51,189,065	51,189,065

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	252,750,753	51,189,065	51,189,065	234,960,865

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(4,472,638)	$106,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	967	3,041
Minority interest	-	29,400
Amortization of discount on convertible notes payable	63,705	113,625
Amortization of capitalized development costs and licenses	634,741	-
Amortization of discount on on notes payable	8,128	-
Gain on debt forgiveness	(110,128)	-
Net change in derivative liability	4,669,052	(370,866)
Change in operating assets and liabilities:
Accounts receivable and other receivable	(1,331,595)	55,232
Prepaid expenses	127,200	4,411
Accounts payable and accrued expenses	23,986	169,351
Deferred compensation	(123,757)	(300)
Deferred revenue	1,890,396	-

Net Cash Provided by Operating Activities	1,380,057	110,078

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(1,556,854)	(775,617)
Purchase of property and equipment	(4,692)	-

Net Cash Used in Investing Activities	(1,561,546)	(775,617)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	-	831,250
Proceeds from convertible notes payable	-	80,000
Proceeds from notes payable	205,000	-
Payments on notes payable	(40,000)	(2,500)

Net Cash Provided by Financing Activities	$165,000	$908,750

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
		(as restated)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(16,489)	$243,211

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	539,990	24,976

CASH AND CASH EQUIVALENTS, END OF PERIOD	$523,501	$268,187

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible notes payable	$-	$60,500

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

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

During July, 2005, the Company entered into a Settlement Agreement and Mutual Release with a merchandising service company related to a dispute.  Pursuant to the agreement, the Company received during 2007 and 2006 advances of $91,900 and $187,500 and may receive additional advances of $220,600 from the company for Conspiracy to develop a cellular fan club for certain artists of the merchandising service company. The advances have been recorded as minority interest in the accompanying financial statements at December 31, 2007 as the Company has rights to receive an equal share of the profits. All inter-company balances and transactions have been eliminated in consolidation.

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
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.	Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

d.	Receivables

The Company sells its products throughout the United States. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of June 30, 2008 and December 31, 2007, the allowance for doubtful accounts was $-0- and $62,500, respectively.

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
June 30, 2008 (Unaudited) and December 31, 2007

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
June 30, 2008 (Unaudited) and December 31, 2007

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

For the six months ended June 30, 2008 and 2007, $634,741 and $-0-, respectively, of amortization expense has been included in cost of sales on the titles that have been released during the period.

h.	Property and Equipment

Property and equipment as of June 30, 2008 and December 31, 2007 consists of the following and are recorded at cost:
		June 30,	December 31,
	Life	2008	2007
		(Unaudited)

Furniture and equipment	4-5 years	57,379	52,687
Development tools	3 years	41,606	41,606
Computer equipment	3 years	43,068	43,068
Automobile	4 years	51,549	51,549
Leasehold improvements	5 years	24,457	24,457
Total property and equipment		218,059	213,367
Less: accumulated depreciation		(209,885)	(208,918)
Property and equipment, net		8,174	4,449

Provision for depreciation of property and equipment is computed on the straight-line method for financial reporting purposes. Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $967 and $3,041 for the six months ended June 30, 2008 and 2007, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.	Property and Equipment (continued)

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At June 30, 2008 and December 31, 2007, no impairments were recognized.

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
June 30, 2008 (Unaudited) and December 31, 2007

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

At June 30, 2008, the Company had net operating loss carryforwards of approximately $8,241,562 that may be offset against future taxable income. These operating loss carryforwards expire through 2028. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards, resulting in a deferred tax asset of $3,214,209, is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 3). In addition, the Company may be limited in its ability to fully utilize its net operating loss carryforwards and realize any benefit there-from in the event of certain ownership changes described in Internal Revenue Code Section 382.

Operating loss carryforwards	$3,214,209
Less: valuation allowance	(3,214,209)

Net deferred tax assets	$-

The income tax benefit differs from the amount computed at federal and state statutory rates of approximately 39% as follows:

	For the Six Months
	Ended March 31,
	2008	2007

Income tax benefit (expense) at statutory rates	$1,744,329	$(41,412)

Unrecognizable gains: gain on change in derivative liabilities		144,638
Non-deductible expenses: loss on valuation of derivative liabilities	(1,820,930)	-
	(76,601)	103,226

Change in valuation allowance	76,601	(103,226)
	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.	Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the six months ended June, 2008 and 2007 was $353,119 and $84,622, respectively.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Earnings (loss) per share:
Income (loss) (numerator) - basic	$3,012,317	$(418,023)	$(4,472,638)	$106,184
Effect of dilutive securities, convertible notes payable	-	-	-	-

Income (loss) (numerator) - diluted	$3,012,317	$(418,023)	$(4,472,638)	$106,184

Shares (denominator) - basic	51,189,065	51,189,065	51,189,065	51,189,065
Effect of dilutive securities, convertible notes payable	131,561,688	-	-	113,771,800
Warrants	70,000,000	-	-	70,000,000

Shares (denominator) - diluted	252,750,753	51,189,065	51,189,065	234,960,865

Per share amount - basic	$0.06	$(0.01)	$(0.09)	$0.00

Per share amount - diluted	$0.01	$(0.01)	$(0.09)	$0.00

For the six months ended June 30, 2008 and 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into common shares that were included in the computation of diluted earnings per share.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

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

Of the $200,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $138,028 has been recorded as paid in capital and as a discount on the note. The Company has accreted $127,410 of the discount to interest expense through June 30, 2008.

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

Of the $80,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $80,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $80,000 of the discount to interest expense through June 30, 2008.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

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

Of the $247,000 in proceeds from the convertible debentures the intrinsic value of the beneficial conversion feature of $247,000 has been recorded as paid in capital and as a discount on the note. The Company has accreted $247,000 of the discount to interest expense through June 30, 2008.

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

Of the $650,000 in proceeds from the convertible debentures, $225,000 has been recorded as paid in capital and $425,000 has been recorded as a derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $225,000, $200,000 and $225,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $650,000 and has accreted $650,000 through June 30, 2008.

On August 31, 2004, the Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock, to four institutional investors. The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants. The note is in default.

On September 28, 2004, the Company sold a $50,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrant to purchase 1,000,000 share of the Company’s common stock, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock, to one institutional investor. The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants. The note is in default.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Of the $1,100,000 in proceeds from the convertible debentures $355,000 has been recorded as paid in capital and $745,000 has been recorded as derivative liability (in accordance with EITF 00-19) based on the intrinsic and relative fair values of $355,000, $390,000 and $355,000, for the beneficial conversion feature of the Secured Convertible Notes Payable, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants, respectfully. The Company upon issuance recorded an initial discount on the note of $1,100,000 and has accreted $1,100,000 through June 30, 2008.

In August 2005, the Company amended the conversion terms of all existing convertible notes payable. The amendment changes the conversion rates from $0.02, to the lesser of $0.02 or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date (effectively $0.02 per share at June 30, 2008).

As of June 30, 2008 and December 31, 2007 the balance of the Company’s convertible notes payable totaled, $2,206,782 and $2,143,077 net of discounts of $10,618 and $74,323, respectively. If the notes and interest were converted at June 30, 2008, the Company would have to issue 131,561,688 shares effectively changing control of the Company.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion; net of discount of $-0- at June 30, 2008 and December 31, 2007.	$1,690,400	$1,690,400

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at June 30, 2008 and December 31, 2007.	247,000	247,000

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at June 30, 2008 and December 31, 2007.	80,000	80,000

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $5,309 and $37,161 at June 30, 2008 and December 31, 2007, respectively.	94,691	62,839

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $5,309 and $37,162 at June 30, 2008 and December 31, 2007, respectively.	94,691	62,838

Total convertible notes payable, net of discount of $10,618 and $74,323 at June 30, 2008 and December 31, 2007, respectively.	2,206,782	2,143,077

Less: current portion	(2,206,782)	(2,143,077)

Long-term convertible notes payable	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Future minimum principal payments on the convertible notes payable are as follows:

2009	$2,206,782
Thereafter	-

Total	$2,206,782

NOTE 5 -	NOTES PAYABLE

Notes payable are detailed as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006.	$194,093	$194,093

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	106,564	-

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	106,564

Note payable to an individual; total interest of $88,000 (50,000 pounds) due; principal and interest due upon receipt of first $355,000 of product sales from British publisher, unsecured. Remaining balance due of $110,128 was forgiven during 2nd quarter 2008.	-	150,128

Total notes payable	407,221	344,221

Less: current portion	(407,221)	(344,221)

Long-term notes payable	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 5 -	NOTES PAYABLE (Continued)

Future minimum principal payments on the notes payable are as follows:

2009	$407,221
Thereafter	-

Total	$407,221

NOTE 6 -	LEASE COMMITMENTS

On January 22, 2008, the Company signed an addendum to its current lease for a term of thirteen months commencing March 2008 through April 2009 for its office space.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows:
For the Years Ending December 31,

2008	$53,052
2009	35,368
Thereafter	-

Total	$88,420

Rent expense was $41,924 and $36,114 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 7 -	AGREEMENTS

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

At June 30, 2008 and December 31, 2007, total deferred compensation related to these employment agreements was $409,253 and $533,010, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

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

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of June 30, 2008 and December 31, 2007 the Company had withholding tax payable of $442,795 and $376,823, respectively. As of June 30, 2008, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which is most likely subject to penalties and interest which have been estimated and accrued. As of June 30, 2008, the Company had not been audited or invoiced by the IRS. The amounts due at June 30, 2008 and December 31, 2007 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 8 -	CONTINGENCIES, CONCENTRATIONS AND UNCERTAINTIES

The Company operates in the computer software industry, which is highly competitive and changes rapidly. The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Authorized Shares of Common Stock

The Company has authorized for issuance 100,000,000 shares of common stock at $0.001 par value. At June 30, 2008 and December 31, 2007 the Company had 51,189,065 common shares issued and outstanding. In addition to the issued shares, the Company has 70,000,000 warrants outstanding and notes payable convertible into 131,561,688 and 127,472,450 shares as of June 30, 2008 and December 31, 2007, respectively. If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion (see Note 13). The Company is currently in the process of increasing its authorized shares to compensate for the difference.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 9 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at June 30, 2008 consisted of the following:

	Development	License	Combined
	Costs	Costs	Totals

Capitalized development costs and licenses	$1,262,035	$2,651,579	$3,913,614
Less: impairment	(129,930)	(156,500)	(286,430)
Less: accumulated amortization	-	(803,741)	(803,741)

Net balance	$1,132,105	$1,691,338	$2,823,443

Amortization expense was $634,741 and $-0- for the six months ended June 30, 2008 and 2007, respectively.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:

2008	$1,229,530
2009	1,156,860
2010	422,053
2011	15,000
Thereafter	-

Total	$2,823,443

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS

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
June 30, 2008 (Unaudited) and December 31, 2007

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

SFAS No. 162   In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

SFAS No. 163   The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 11 -	SHAREHOLDERS EQUITY

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through February 2009. A summary of the status of warrants granted at June 30, 2008 and December 31, 2007, and changes during the periods then ended is as follows:

	For the Six Months Ended		For the Year Ended
	June 30, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	70,000,000	$0.125	70,000,000	$0.125
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of period	70,000,000	$0.125	70,000,000	$0.125

Exercisable at end of period	70,000,000	$0.125	70,000,000	$0.125

A summary of the status of warrants outstanding at June 30, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.05	35,000,000	1.70 years	$0.050	35,000,000	$0.050
$0.20	35,000,000	0.36 years	0.200	35,000,000	0.200

	70,000,000		$0.125	70,000,000	$0.125

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 11 -	SHAREHOLDERS EQUITY (Continued)

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

Prepaid manufacturing costs consist of fees paid in advance to the manufacturer for the production and packaging of the video games. These prepaid costs are generally short-term in nature and the Company expects to receive and ship the related finished products during the following quarter. The balance of prepaid manufacturing at June 30, 2008 and December 31, 2007 was $150,000 and $277,200, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 13 -	DERIVATIVE LIABILITY AND RESTATEMENT OF PRIOR PERIODS

During the annual audit for the year ended December 31, 2007, an error was discovered related to the consolidated financial statements as of December 31, 2006. The error relates to the Company’s shortfall in common shares authorized compared to the potential conversion obligations. The Company has authorized 100,000,000 shares of common stock. At both December 31, 2007 and 2006, the number of shares available for issuance (authorized shares less shares issued and outstanding) was significantly less than the shares the Company would need to convert all of the outstanding warrants and convertible debt at both periods. Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, this creates a situation that does not allow the Company to satisfy these obligations with stock, and therefore, the Company would have to settle the conversions in cash creating a derivative liability. As of June 30, 2008 and December 31, 2007, the balance of the derivative liability was $8,066,064 and $3,397,012, respectively. During the three months ended June 30, 2008 and 2007, the gain (loss) on valuation of derivative liability was $2,846,864 and ($425,965) (as restated), respectively. During the six months ended June 30, 2008 and 2007, the gain (loss) on valuation of derivative liability was ($4,669,052) and $370,866 (as restated), respectively.

The Company has restated the consolidated financial statements for the six and three months ended June 30, 2007 to reflect this error as follows:

	As	As Previously
	Restated	Recorded	Net Change

Consolidated Statement of Operations for the Six Months Ended June 30, 2007

Gain on valuation of derivative liability	$370,866	$-	$370,866
Net income (loss)	$106,184	$(264,682)	$370,866
Basic income (loss) per share	$0.00	$(0.01)	$0.01
Diluted income (loss) per share	$0.00	$(0.01)	$0.01

Consolidated Statements of Operations for the Three Months Ended June 30, 2007

Loss on valuation of derivative liability	$(425,965)	$-	$(425,965)
Net income (loss)	$(418,023)	$7,942	$(425,965)
Basic income (loss) per share	$(0.01)	$0.00	$(0.01)
Diluted income (loss) per share	$(0.01)	$0.00	$(0.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues for the three months ended June 30, 2008 were $1,518,992, compared to $819,330 for the three months ended June 30, 2007. This represents an increase of $699,662 or 85.4% from the previous year. The company had one flat fee release plus one new release in addition to large reorders of its Winter Sports (Wii) title for the quarter.

There was a 58.6% or $ 259,452 increase in Gross profit for the three months ended June 30, 2008 which was $701,952, compared to $442,500 for the three months ended June 30, 2007. This is primarily the result of large reorders of Winter Sports (Wii).

For the three months ended June 30, 2008, operating expenses totaled $562,494 as compared to $355,021 for the three months ended June 30, 2007. This was an increase of $207,473 or 58.4%. The increase in operating expenses resulted from an increase in marketing expenses of $66,795 or 76.9% from $86,897 for the three months ended June 30, 2007 to $153,692 for the three months ended June 30, 2008, a result of the company increasing its Investor Relations efforts by $42,033 as well as attending an industry trade show, and brining on additional external help to help prepare for the upcoming 3rd quarter releases. In addition, wages and salaries increased $68,750 or 79.8% from $86,130 for the three months ended June 30, 2007 to $154,870 for the three months ended June 30, 2008 due to the additon of 3 employees. However, outside service decreased from $29,350 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008 due to the increase in employees which reduced the need for temporary staff. Professional fees increased from $68,750 for the three months ended June 30, 2007 to $97,961 for the three months ended June 30, 2008, an increase of 42.5% or $29,210.90 due to an increase in attorney fees incurred during the quarter. Penalty increased $33,000 for the three months ended June 30, 2008 from $0 for the three months ended June 30, 2007 due to penalties incurred involving the company’s debt to the Internal Revenue Service. Other than the decrease in outside service there were no significant decreases in expenses for the quarter despite our continued effort to reduce expenses.

Interest expense was $52,281 and $35,138 for the three months ended June 30, 2008 and 2007, respectively. This was an increase of $17,143, or 48.8%.

We received $110,128 in Other Income for the three months ended June 30, 2008 compared to $0 in Other Income for the three months ended June 30, 2007. The difference of $110,128 or 100% was a result of forgiven debt of a loan received from an individual.

 We had $31,853 in Financing Costs for the three months ended June 30, 2008 compared to 44,399 of Financing Income for the three months ended June 30, 2007.

We had $2,846,864 Gain on Derivative Liability for the three months ended June 30, 2008 as compared to a Loss of $425,965 for the three months ended June 30, 2007.

Our net profit was $3,012,317 for the three months ended June 30, 2008 compared to a net loss of $418,023 for the three months ended June 30, 2007. The increase in profitability for the three months ended June 30, 2008 was due to Gain on Derivative Liability although Net Operating Income of $139,459 for the three months ended June 30, 2008 exceeded that of $87,479 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues for the six months ended June 30, 2008 were $4,759,858, compared to $819,330 for the six months ended June 30, 2007. This represents an increase of $3,940,528 from the previous year. This year the we have released one flat fee title, 5 new titles and had substantial reorders of Winter Sports (Wii).

There was a 237.4% change in Gross profit for the six months ended June 30, 2008 which was $1,492,806, compared to $442,500 for the six months ended June 30, 2007. This is the result of the significant sales for the period as compared to 2007.

For the six months ended June 30, 2008, operating expenses totaled $1,245,308 as compared to $527,961 for the six months ended June 30, 2007. This was an increase of $717,347 or 135.9%. The increase in operating expenses resulted from an increase in marketing expenses of $251,298 or 246.8% from $101,820 for the six months ended June 30, 2007 to $353,119 for the six months ended June 30, 2008, a result of the company receiving manufacturing approval for 5 titles during the six months ended June 30, 2008 and preparing 6 more titles which should receive approval in the upcoming quarter. In addition, wages and salaries increased $134,243 or 77.8% from $172,480 for the six months ended June 30, 2007 to $306,723 for the six months ended June 30, 2008 which was the result in the company adding 3 emplpoyees. However, Outside service decreased from $40,550 for the six months ended June 30, 2007 to $4,980 for the six months ended June 30, 2008 due to an increase in employees which reduced the need for temporary staff. Professional fees increased from $81,250 for the six months ended June 30, 2007 to $275,372 for the six months ended June 30, 2008, an increase of 238.9% or $194,122 due to consultants paid to assist with securing the 2008 title lineup as well as representing the company in negotiations for our 2009 lineup. In addition, Attorney and Accountant fees increased over the same period. Penalty also increased $65,972 from $0 for the six months ended June 30, 2007 to $65,972 for the six months ended June 30, 2008 a results of our negoatiations with the Internal Revenue Service to reduce our liability with them. Finally, Travel increased $33,659 or 178.6% from $18,851 for the six months ended June 2007 to $52,510 for the six months ended June 30, 2008 a result of the increased travel activity necessary to sign, secure and obtain manufacturing approval for titles during the period as well as upcoming titles. These increases were offset by significant decreases only in Outside Service as explained above.

Interest expense was $97,506 and $65,596 for the six months ended June 30, 2008 and 2007, respectively. This was an increase of $31,910, or 48.7%.

We received $110,128 in Other Income for the six months ended June 30, 2008 compared to $0 in Other Income for the six months ended June 30, 2007. The difference of $110,128 or 100% was a result of forgiven debt of a loan received from an individual.

 We had $63,705 in Financing Costs for the six months ended June 30, 2008 compared to $113,625 of Financing Income for the six months ended June 30, 2007.

We had $4,669,05 Loss on Derivative Liability for the six months ended June 30, 2008 as compared to a Gain of $370,866 for the six months ended June 30, 2007.

Our net loss was $4,472,637 for the six months ended June 30, 2008 compared to a net income of $106,184 for the six months ended June 30, 2007. The decrease in profitability for the six months ended June 30, 2008 was due to Loss on Derivative Liability although Net Operating Income of $247,498 for the six months ended June 30, 2008 exceeded the $85,461 Net Operating Loss for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008 our cash balance was $523,501 compared to $539,990 at December 31, 2007. Total current assets at June 30, 2008 were $2,115,291 compared to $927,385 at December 31, 2007. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008.

  For the six months ended June 30, 2008, net cash provided by operating activities was $1,380,057 as compared to $110,078 for the six months ended June 30, 2007.   The increase in cash provided by operating activities can be attributed to the net change in derivative liability of 5,039,918, increase in accounts receivable of 1,386,827 and deferred revenue of $1,890,396.

For the six months ended June 30, 2008, net cash used in investing activities was $1,561,546, compared to net cash used in investing activities of $775,617 for the six months ended June 30, 2007. The increase in cash used in investing activities of $780,309 for the six months ending June 30, 2008, was due to payments made for development costs and licenses, and purchase of equipment.

For the six months ended June 30, 2008, net cash provided by Financing Activities was $165,000 compared to $908,750 for the six months ended June 30, 2007. The primary reason for this was $831,250 in advances received for the six months ended June 30, 2007 as compared to $0 for the six months ended June 30, 2008.

Our accounts receivable at June 30, 2008 was $1,441,790, compared to $110,195 at December 31, 2007. The change in accounts receivable is primarily due orders received in the amount of $1,105,290 on June 30, 2008.

As of June 30, 2008 we had a working capital deficiency of $14,037,104. A major portion of our debt is attributed to derivative liability, consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at June 30, 2008 was $0 compared to $0 as of December 31, 2007. We paid off the entire long term debt balance by year end and had no new long term arrangements during the quarter.

At June 30, 2008 we had no bank debt.

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
In addition to our financings, on August 8, 2005 we entered into notes payable agreements with two capital funds for a total of $223,600 in proceeds. Under the terms of the loans, the Company also agreed to share 50% of the profit earned by the Company on a new product that is scheduled to release in late 2005 for a maximum of $300,000. The note was due on February 1, 2006, bears no interest and is currently in default.

On February 2008, we entered into two notes payable agreements in total amount of $227,778. Interest is 8% per annum. The date for these agreements is February 2009.

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

Contractual Obligations

 The following table summarizes our contractual obligations as of June 30, 2008:

	Payments due by period
			Less than			More
Contractual Obligations	Total		One Year	Years 1-2		than 2 years

Notes Payable		$2,614,003	$2,614,006
Operating Lease Obligations		$88,420	$53,052		$35,368
License Fee Obligations		$60,000	$60,000
Total	$		$	$		$

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

In February 2008, we obtained an unsecured loan from two accredited investors in the amount of $227,889. The note was issued at a 10% discount and is being amortized over the one year note. We received a net of $205,000 from this loan.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2008	$53,052

2009	$35,368

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $2,823,443 at June 30, 2008. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended June 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the Quarter ended June 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On March 30, 2007, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $80,000, convertible into common shares of the Company's common stock at a price of the lesser of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. The note was due on August 1, 2007 and the entire amount plus interest is currently in default.

On August 11, 2006, the Company closed a Securities Purchase Agreement for 15% Secured Convertible Debentures having a total principal amount of $247,000, convertible into common shares of the Company's common stock at a price of the lesser of $0.02 per share or 70% of the average five lowest closing bid prices for the Company’s Common Stock for the 30 trading days prior to a conversion date. Interest and principal of the note was due on February 1, 2007. The entire note plus interest is in default.

In addition to our financings, on August 8, 2005 we entered into notes payable agreements with two capital funds for a total of $223,600 in proceeds. Under the terms of the loans, the Company also agreed to share 50% of the profit earned by the Company on a new product that is scheduled to release in late 2005 for a maximum of $300,000. The note was due on February 1, 2006, bears no interest and $194,093 is currently in default.

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

On September 28, 2004, the Company sold a $50,000 principal amount 5% Secured Convertible Debenture, Class A Common Stock Purchase Warrant to purchase 1,000,000 share of Company’s common stock, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock, to one institutional investor. The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants. The note was due on August 31, 2006 and is currently in default. The entire amount is currently outstanding plus interest.

On August 31, 2004, the Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock, to four institutional investors. The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants. The note was due on August 31, 2006 and is currently in default. The entire amount is currently outstanding plus interest.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

DATE: August 15, 2008	By:	/s/ Sirus Ahmadi
SIRUS AHMADI CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR