Form 10-Q
period 2008-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2008-12-22
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of December 19, 2008, there were 51,189,065 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	8

Notes to the Condensed Consolidated Financial Statements	10

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(as restated)
CURRENT ASSETS

Cash and cash equivalents	$211,277	$539,990
Accounts receivable, net of allowance for doubtful accounts of $-0- and $62,500 in 2008 and 2007, respectively	159,000	110,195
Prepaid manufacturing	-	277,200

Total Current Assets	370,277	927,385

PROPERTY AND EQUIPMENT, NET	11,938	4,449

OTHER ASSETS

Capitalized development costs and licenses, net	3,525,221	1,621,930
Deposits	6,906	6,906
Other receivable	132,500	132,500

Total Other Assets	3,664,627	1,761,336

TOTAL ASSETS	$4,046,842	$2,693,170

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30, 2008	December 31, 2007
	(Unaudited)	(as restated)
CURRENT LIABILITIES

Accounts payable	$497,913	$707,437
Accrued expenses	2,388,605	2,153,669
Accrued interest on related party loans	10,000	-
Payroll taxes payable	715,675	782,554
Deferred compensation	397,544	533,010
Related party loans	80,000	-
Deferred revenue	2,373,441	1,326,653
Notes payable, net of discount of $8,924 in 2008 and $-0- in 2007	412,947	344,221
Derivative liability	3,444,428	3,582,501
Convertible notes payable, net of discount of $-0- and $109,463 in 2008 and 2007, respectively	2,217,400	2,107,937

Total Current Liabilities	12,537,953	11,537,982

Total Liabilities	12,537,953	11,537,982

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	2,790,394	2,790,394
Accumulated deficit	(11,332,695)	(11,686,396)

Total Stockholders' Deficit	(8,491,111)	(8,844,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,046,842	$2,693,170

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
		(as restated)		(as restated)

NET SALES	$3,024,146	$1,700,000	$7,784,004	$2,519,330

COST OF SALES	2,420,106	907,643	5,687,157	1,284,473

GROSS PROFIT	604,040	792,357	2,096,847	1,234,857

OPERATING EXPENSES

Professional fees	78,740	173,115	354,113	254,365
Wages and salaries	155,417	114,630	462,139	287,110
Selling, general and administrative	242,599	282,652	905,814	556,882

Total Operating Expenses	476,756	570,397	1,722,066	1,098,357

NET INCOME FROM OPERATIONS	127,284	221,960	374,781	136,500

OTHER INCOME (EXPENSE)

Interest expense	(62,313)	(40,893)	(159,818)	(106,489)
Net financing expense	(10,618)	(64,123)	(109,463)	(168,903)
Gain (loss) on valuation of derivative liability	4,821,469	(6,490,311)	138,073	(3,682,722)
Gain on debt forgiveness	-	-	110,128	-
Total Other Income (Expense)	4,748,538	(6,595,327)	(21,080)	(3,958,114)

NET INCOME (LOSS) BEFORE INCOME TAXES	4,875,822	(6,373,367)	353,701	(3,821,614)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$4,875,822	$(6,373,367)	$353,701	$(3,821,614)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
		(as restated)		(as restated)

BASIC INCOME (LOSS) PER SHARE	$0.10	$(0.12)	$0.01	$(0.07)
DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.12)	$0.00	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	51,189,065	51,189,065	51,189,065	51,189,065

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	162,059,065	51,189,065	162,059,065	51,189,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$353,701	$(3,821,614)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,747	4,349
Amortization of discount on convertible notes payable	109,463	168,903
Amortization of capitalized development costs and licenses	686,142	-
Amortization of discount on notes payable	13,854	-
Gain on debt forgiveness	(110,128)	-
Net change in derivative liability	(138,073)	3,682,722
Change in operating assets and liabilities:
Accounts receivable and other receivable	(48,805)	(402,993)
Prepaids	277,200	(2,808,608)
Accounts payable and accrued expenses	(41,467)	118,007
Accrued interest, related party loans	10,000	-
Deferred compensation	(135,466)	(12,317)
Deferred revenue	1,046,788	-

Net Cash Provided (Used) by Operating Activities	2,024,956	(3,071,551)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(2,589,433)	(944,922)
Purchase of property and equipment	(9,236)	-

Net Cash Used in Investing Activities	(2,598,669)	(944,922)

cash flows from financing activities

Proceeds from advances	80,000	4,081,492
Proceeds from convertible notes payable	-	280,000
Proceeds from notes payable	205,000	-
Payments on notes payable	(40,000)	(2,500)

Net Cash Provided by Financing Activities	$245,000	$4,358,992

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
		(as restated)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(328,713)	$342,519

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	539,990	24,976

CASH AND CASH EQUIVALENTS, END OF PERIOD	$211,277	$367,495

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible notes payable	$-	$280,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

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

NOTE 2 -	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 3 -	EARNINGS (LOSS) PER SHARE

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Earnings (loss) per share:
Income (loss) (numerator) - basic	$4,875,822	$(6,373,367)	$353,701	$(3,821,614)
Effect of dilutive securities, convertible notes payable	(4,810,851)	-	(28,610)	-

Income (loss) (numerator) - diluted	$64,971	$(6,373,367)	$325,091	$(3,821,614)

Shares (denominator) - basic	51,189,065	51,189,065	51,189,065	51,189,065
Effect of dilutive securities, convertible notes payable	110,870,000	-	110,870,000	-
Warrants	-	-	-	-

Shares (denominator) - diluted	162,059,065	51,189,065	162,059,065	51,189,065

Per share amount - basic	$0.10	$(0.12)	$0.01	$(0.07)

Per share amount - diluted	$0.00	$(0.12)	$0.00	$(0.07)

For the periods ended September 30, 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into 154,817,539 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the periods ended September 30, 2008, the Company had warrants to purchase 70,000,000 common shares exercisable at both $0.05 and $0.20 per share. Since both exercise prices were higher than the trading price at September 30, 2008 (the trading price was $0.04 per share), they are not included in the diluted earnings calculation.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, at September 30, 2008, the Company had an accumulated deficit of approximately $11,000,000 and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to issue additional debt and equity to fund the release of new products in 2008 and 2009. The consolidated financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 -	CONVERTIBLE NOTES PAYABLE

The Company entered into a Securities Purchase Agreement on July 7, 2007 for the issuance of $200,000 of convertible notes (“Convertible Notes”) The Convertible Note accrues interest at 15% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The notes matured on August 1, 2008 and are currently in default.

During the year ended December 31 2007, the Company issued to investors of the Convertible Notes a total amount of $200,000 in exchange for total proceeds of $200,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on July 7, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $200,000 to the embedded derivatives.

For the nine months ended September 30, 2008, the Company amortized the debt discount and charged to interest expense $109,463.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

The Company entered into a Securities Purchase Agreement on March 30, 2007 for the issuance of $80,000 of convertible note (“Convertible Note”) The Convertible Note accrues interest at 15% per annum.. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The note was due on August 1, 2007 and currently in default.

During the year ended December 31 2007, the Company issued to investors of the Convertible Note a total amount of $80,000 in exchange for total proceeds of $80,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on March 30, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $80,000 to the embedded derivatives.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $-0- and $80,000, respectively.

The Company entered into a Securities Purchase Agreement on August 11, 2006 for the issuance of $247,000 of convertible note (“Convertible Note”) The Convertible Note accrues interest at 15% per annum.. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The note was due on August 1, 2007 and currently in default.

During the year ended December 31 2006, the Company issued to investors of the Convertible Note a total amount of $247,000 in exchange for total proceeds of $247,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on August 11, 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $247,000 to the embedded derivatives.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $-0- and $45,425, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

The Company entered into a Securities Purchase Agreement with investors on February 9, 2005 for the issuance of $650,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 13,000,000 shares of the Company’s common stock at $0.05 per share and warrants to purchase 13,000,000 shares of the Company’s common stock at $0.20 per share. The Convertible Note accrues interest at 5% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date (as amended).  The note was due on February 9, 2007 and currently in default.

During the year ended December 31, 2005, the Company issued to investors of the Convertible Notes a total amount of $650,000 in exchange for total proceeds of $650,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on February 9, 2005. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date.

The Company entered into a Securities Purchase Agreement with investors on August 31, 2004 for the issuance of $1,050,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 21,000,000 shares of the Company’s common stock at $0.05 per share and warrants to purchase 21,000,000 shares of the Company’s common stock at $0.20 per share. The Convertible Note accrues interest at 5% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date (as amended).  The note was due on August 30, 2006 and is currently in default.

During the year ended December 31, 2004, the Company issued to investors of the Convertible Notes a total amount of $1,050,000 in exchange for total proceeds of $1,050,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on August 31, 2004. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

The Company entered into a Securities Purchase Agreement with investors on September 28, 2004 for the issuance of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 1,000,000 shares of the Company’s common stock at $0.05 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share. The Convertible Note accrues interest at 5% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date (as amended).  The note currently is in default.

During the year ended December 31, 2004, the Company issued to investors of the Convertible Notes a total amount of $50,000 in exchange for total proceeds of $50,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on September 28, 2004. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion.	$1,690,400	$1,690,400

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at September 30, 2008 and December 31, 2007.	247,000	247,000

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at September 30, 2008 and December 31, 2007.	80,000	80,000

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- and $54,731 at September 30, 2008 and December 31, 2007, respectively.	100,000	45,269

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- and $54,732 at September 30, 2008 and December 31, 2007, respectively.	100,000	45,268

Total convertible notes payable, net of discount of $-0- and $109,463 at September 30, 2008 and December 31, 2007, respectively.	2,217,400	2,107,937

Less: current portion	(2,217,400)	(2,107,937)

Long-term convertible notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending September 30,

2009	$2,217,400
Thereafter	-

Total	$2,217,400

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 5 -	NOTES PAYABLE

Notes payable are detailed as follows:

	September	September
	2008	2007
	(Unaudited)
Note payable to institutional investors; no interest; profit sharing of 50% for the game “Ultimate Block Party” up to a maximum of $300,000; secured by the Company’s assets; matured in February 2006.	$194,093	$194,093

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	109,427	-

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	109,427	-

Note payable to an individual; total interest of $88,000 (50,000 pounds) due; principal and interest due upon receipt of first $355,000 of product sales from British publisher, unsecured. Remaining balance due of $110,128 was forgiven during 2nd quarter 2008.	-	150,128

Total notes payable	412,947	344,221

Less: current portion	(412,947)	(344,221)

Long-term notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

2009	$412,947
Thereafter	-

Total	$412,947

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 6 -	RELATED PARTY LOANS

The Company received two loans during the quarter ended September 30, 2008 from officers of the Company. One loan is for $50,000 and the other is for $30,000. Each loan is payable on demand and requires repayment of $5,000 interest for each loan in addition to the principal balance.

NOTE 7 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at September 30, 2008 consisted of the following (only including non-fully amortized costs):

	Development	License	Combined
	Costs	Costs	Totals
Capitalized development costs and licenses	$1,112,635	$3,554,158	$4,666,793
Less: impairment	(129,930)	(156,500)	(286,430)
Less: accumulated amortization	-	(855,142)	(855,142)

Net balance	$982,705	$2,542,516	$3,525,221

Amortization expense was $1,445,490 and $1,284,473 for the nine months ended September 30, 2008 and 2007, respectively.

The Company’s total impairment losses of $286,430 on the capitalized costs were determined as a result of the projects either being cancelled or terminated.

NOTE 8 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations and cash flows for the periods ended September 30, 2007 have been restated to correct the following errors in its previously issued financial statements:

•      The Company had issued convertible debt with embedded derivatives including certain conversion features, variable interest rate features, call and default provisions.  The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of inception date of the Note and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company are required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  In our initial financial statements we erred in following the guidance of SFAS 133.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 8 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•      In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued registration rights for the underlying shares under certain debentures and related warrants. This agreement   includes a liquidated damages provision that if the Company did not met the “Required Filing Date” or the “Initial Required Effectiveness Date” as defined therein.   The Company has not met the “Required Filing Date” nor is the “Initial Required Effectiveness Date” as of December 31, 2007 and as such, under the guidance of FSB ETIF 00-19-2, “Accounting for Registration Payment Agreements”, required to accrue an estimate of liquidated damages.

•      The Company had previously recorded monies received from a joint venture as minority interest. Upon re-review of the agreement, it was noted that the amounts received as part of the joint venture were to reimburse the Company for costs incurred on developing the related video games. As such, the Company is restating the amounts received as a reduction of the capitalized costs related to the joint venture and not as minority interest (reclassification). This has no effect to the statements of operations.

The impact on these restatement adjustments is to increase reported net loss by $3,691,022 from a net loss of $130,592 to a net loss of $3,821,614 for the nine months ended September 30, 2007 and decrease reported net income by $6,507,456 from net income of $134,089 to a net loss of $6,373,367 for the three months ended September 30, 2007.  There was no effect on the total cash flows.

The following are reconciliations of the Company’s Consolidated Balance Sheet as of December 31, 2007 and Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the periods ended September 30, 2007.

1.      Estimated accrual for liquidated damages under a registration rights agreement issued in connection with Convertible debt.

2.      Correction in the recording of the fair value of embedded derivatives and warrant liability as of December 31, 2007.

3.      Correction to the carrying value of the convertible debt created by errors in the amortization of the debt discount.

4.      The Company initially recorded the debt discount of the convertible debt at the date of issuance with an offset to equity (additional paid in capital) as a beneficial conversion feature and warrants as an equity instrument.  Under SFAS 133, the appropriate offset should have been to derivative and warrant liability accounts.  This entry re-classes previous year’s errors and charges to Accumulated Deficit.

5.      Income statement. Corrects the amortization of the debt discounts associated with the convertible debt

6.      Income statement. Corrects the mark to market change in the fair value of the embedded derivatives and warrant liability.

7.      Reclassification. Correction in recording proceeds from a joint venture agreement as a reimbursement for capitalized development costs (reduction of costs) rather than as originally recorded as minority interest.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 8 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The comparisons between the initial and restated financial statements are as follows:

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheet
As of December 31, 2007

	As Reported	Ref	Adjustments	As Restated
CURRENT ASSETS
Cash and cash equivalents	$539,990		$-	$539,990
Accounts receivable, net	110,195		-	110,195
Prepaid manufacturing	277,200		-	277,200
Other prepaid expenses	-		-	-
Total Current Assets	927,385		-	927,385

PROPERTY AND EQUIPMENT, NET	4,449		-	4,449

OTHER ASSETS
Capitalized development costs and licenses, net	1,901,330	7	(279,400)	1,621,930
Deposits	6,906		-	6,906
Other receivable	132,500		-	132,500
Total Other Assets	2,040,736		(279,400)	1,761,336

TOTAL ASSETS	2,972,570		(279,400)	2,693,170

CURRENT LIABILITIES
Accounts payable	707,437		-	707,437
Accrued expenses	332,049	1	1,821,620	2,153,669
Payroll taxes payable	782,554		-	782,554
Deferred compensation	533,010		-	533,010
Advance from customer	-		-	-
Deferred revenue	1,326,653		-	1,326,653
Notes payable, current portion	344,221		-	344,221
Derivative liability	3,397,012	2	185,489	3,582,501
Convertible notes payable, net of discounts	2,143,077	3	(35,140)	2,107,937
Total Current Liabilities	9,566,013		1,971,969	11,537,982

Total Liabilities	9,566,013		1,971,969	11,537,982

MINORITY INTEREST	279,400	7	(279,400)	-

STOCKHOLDERS’ DEFICIT
Common stock	51,190		-	51,190
Additional paid in capital	4,973,450	4	(2,183,056)	2,790,394
Accumulated deficit	(11,897,483)		211,087	(11,686,396)
Total Stockholders’ Deficit	(6,872,843)		(1,971,969)	(8,844,812)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,972,570		$(279,400)	$2,693,170

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 8 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Nine Months Ended September 30, 2007

	As Reported	Ref	Adjustments	As Restated

NET SALES	$2,519,330		$-	$2,519,330

COST OF SALES	1,284,473		-	1,284,473

GROSS PROFIT	1,234,857		-	1,234,857

OPERATING EXPENSES
Professional fees	254,365		-	254,365
Wages and salaries	287,110		-	287,110
Selling, general and administrative	556,882		-	556,882
Total Operating Expenses	1,098,357		-	1,098,357

NET INCOME (LOSS) FROM OPERATIONS	136,500		-	136,500

OTHER INCOME (EXPENSE)
Interest expense	(106,489)		-	(106,489)
Net financing income (expense)	(160,603)	5	(8,300)	(168,903)
Gain (loss) on valuation of derivative liability	-	6	(3,682,722)	(3,682,722)
Total Other Income (Expense)	(267,092)		(3,691,022)	(3,958,114)

NET INCOME (LOSS) BEFORE INCOME TAXES	(130,592)		(3,691,022)	(3,821,614)

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS)	$(130,592)		$(3,691,022)	$(3,821,614)

BASIC INCOME (LOSS) PER SHARE	$(0.00)		$(0.07)	$(0.07)
DILUTED INCOME (LOSS) PER SHARE	$(0.00)		$(0.07)	$(0.07)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 8 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Three Months Ended September 30, 2007

	As Reported	Ref	Adjustments	As Restated

NET SALES	$1,700,000		$-	$1,700,000

COST OF SALES	907,643		-	907,643

GROSS PROFIT	792,357		-	792,357

OPERATING EXPENSES
Professional fees	173,115		-	173,115
Wages and salaries	114,630		-	114,630
Selling, general and administrative	282,652		-	282,652
Total Operating Expenses	570,397		-	570,397

NET INCOME (LOSS) FROM OPERATIONS	221,960		-	221,960

OTHER INCOME (EXPENSE)
Interest expense	(40,893)		-	(40,893)
Net financing income (expense)	(46,978)	5	(17,145)	(64,123)
Gain (loss) on valuation of derivative liability	-	6	(6,490,311)	(6,490,311)
Total Other Income (Expense)	(87,871)		(6,507,456)	(6,595,327)

NET INCOME (LOSS) BEFORE INCOME TAXES	134,089		(6,507,456)	(6,373,367)

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS)	$134,089		$(6,507,456)	$(6,373,367)

BASIC INCOME (LOSS) PER SHARE	$0.00		$(0.12)	$(0.12)
DILUTED INCOME (LOSS) PER SHARE	$0.00		$(0.12)	$(0.12)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited) and December 31, 2007

NOTE 8 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2007

	As Reported	Ref	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(130,592)		$(3,691,022)	$(3,821,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	29,400	7	(29,400)	-
Depreciation and amortization	4,349		-	4,349
Amortization of discount on convertible notes	160,603	5	8,300	168,903
Net change in derivative liability	-	6	3,682,722	3,682,722
Change in operating assets and liabilities:
Accounts receivable and other receivable	(402,993)		-	(402,993)
Prepaids	(2,808,608)		-	(2,808,608)
Accounts payable and accrued expenses	118,007		-	118,007
Deferred compensation	(12,317)		-	(12,317)
Net Cash Provided by (Used in) Operating Activities	(3,042,151)		(29,400)	(3,071,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development costs and licenses	(974,322)	7	29,400	(944,922)
Purchase of property and equipment	-		-	-
Net Cash Used in Investing Activities	(974,322)		29,400	(944,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	4,081,492		-	4,081,492
Proceeds from convertible notes payable	280,000		-	280,000
Payments on notes payable	(2,500)		-	(2,500)
Net Cash Provided by Financing Activities	4,358,992		-	4,358,992

INCREASE IN CASH	342,519		-	342,519

CASH, BEGINNING OF YEAR	24,976		-	24,976

CASH, END OF YEAR	$367,495		$-	$367,495

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues for the three months ended September 30, 2008 were $3,024,146, compared to $1,700,000 for the three months ended September 30, 2007. This represents an increase of $1,324,146. This increase was primarily attributable to the releases of Summer Athletics and Crashtime over flat fee releases for the same period in 2007.

There was a -23.8% change in gross profit for the three months ended September 30, 2008 which was $604,040, compared to $792,357 for the three months ended September 30, 2007. This decrease in gross profit was primarily the result of our releases of Summer Athletics and Crashtime being conventional type releases where production is part of the cost of goods, whereas our flat fee releases over the same period in 2007 had no productions costs associated with revenue.

For the three months ended September 30, 2008, operating expenses totaled $476,756 as compared to $570,397 for the three months ended September 30, 2007. This was a decrease of $93,641 or 16.4%. The decrease in operating expenses resulted from an decrease in marketing expenses of $106,937 or 59.0% from $181,166 for the three months ended September 30, 2007 to $74,229 for the three months ended September 30, 2008, a releasing two titles in the quarter as compared to 5 over the same period one year ago. In addition outside service decreased $31,117 or 100% from $31,117 for the three months ended September 30, 2007 to $0 for the three months ended September 30, 2008 which was a result of the additional employees hired earlier in the year being able to limit the need for temporary assistance during the quarter. Professional fees decreased from $173,115 for the three months ended September 30, 2007 to $78,740 for the three months ended September 30, 2008, a decrease of 54.5% or $94,375 due to our agreement with consultants to reduce their fees during the year from a percentage base to a fixed fee. However, Auto Expense increased $18,368 or 616.0% from $2,982 for the three months ended September 30, 2007 to $21,350 for the three months ended September 30, 2008 a result of the increased travel activity, and our agreement with consultants to reimburse auto expenses. Entertainment also increased during the quarter from $9,329 for the three months ended September 30, 2007 to $27,096 for the three months ended September 30, 2008 which was an 190.5% increase or $17,768 increase over the same period last year due to our efforts to secure alternate distribution for upcoming titles as well as entertaining several new developers and publishers.  Payroll increased 35.6% or $40,787 from $114,630 for the three months ended September 30, 2007 to $155,417 due to additional employees being added to payroll.  Office Rent also increased $21,735 or 159.4% from $13,632 for the three months ended September 30, 2007 to $35,367 for the three months ended September 30, 2008 to to our expansion of office space to accommodate additional employees and consultants necessary to assist the company in its growth.  Finally, Penalty increased $33,000 or 100% from $0 over the three months ended September 30, 2007 due to fees associated with our tax debt to the Internal Revenue Service.

Interest expense was $62,313 and $40,893 for the three months ended September 30, 2008 and 2007, respectively. This was an increase of $21,420, or 52.4%^%.

We received $4,748,538 in other income for the three months ended September 30, 2008 compared to Other Expense of $6,595,327 for the three months ended September 30, 2007. The difference of $11,343,865 which was a result of adjustments on the valuation of our derivative liablities.

Our net income was $4,875,822 for the three months ended September 30, 2008 compared to a net loss of $6,373,367 for the three months ended September, 2007. The increase in net income for the three months ended September 30, 2008 was due to the adjustments made to the valuation of derivative liability over the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues for the nine months ended September 30, 2008 were $7,784,004 compared to $2,519,330 for the nine months ended September 30, 2007. This represents an increase of $5,264,674.

There was a 69.8]% change in gross profit for the nine months ended September 30, 2008 which was $2,096,847, compared to $1,234,857 for the nine months ended September 30, 2007. This increase resulted primarily from the release of conventional titles over flat fee titles and the continued success of Winter Sports: The Ultimate Challenge.

For the nine months ended September 30, 2008, operating expenses totaled $1,722,066 as compared to $1,098,357 for the nine months ended September 30, 2007. This was an increase of $623,709 or 56.8%. The increase in operating expenses resulted from an increase in marketing expenses of $144,361 or 51.0% from $282,986 for the nine months ended September 30, 2007 to $427,348 for the nine months ended September 30, 2008, a result of our IR campaign and efforts to bring more information to current and potential shareholders. In addition, entertainment expenses increased $44,057 or 140.9% from $31,278 for the nine months ended September 30, 2007 to $75,335 for the nine months ended September 30, 2008. Automobile Expense increased from $9,085 for the nine months ended September 30, 2007 to $42,638 for the nine months ended September 30, 2008 due to our agreement to reimburse consultant auto expenses and an increased amount of travel. Payroll Expenses increased from $287,110 for the nine months ended September 30, 2007 to $462,139 for the nine months ended September 30, 2008, an increase of 61.0% or $175,029 due to additional employees hired to help offset the need for temporary services. Penalty increased $98,972 or 100% from $0 for the nine months ended September 30, 2007 a result of the increased fees incurred in relation our to our tax debts. Professional fees increased $99,747 or 39.2% from $254,365 for the nine months ended September 30, 2007 to $354,112 for the nine month due to the fees paid to Consultants and attorneys.  Finally Travel increased $41,146 or 129.8% from 31,704 for the nine months ended September 30, 2007 to $72,850 for the nine months ended September 30, 2008 due to Travel fees incurred by consultants as well as our efforts to expand or distribution network and our attempt to acquire future titles from developers and publishers.  These increases were offset by decreases in Outside Service of $66,687 or 93.1% from $71,667 for the nine months ended September 30, 2007 to $4,980 for the nine months ended September30, 2008 due to the hiring of additional employees to reduce the need for temporary assistance.

Interest expense was $159,818 and $106,489 for the nine months ended September 30, 2008 and 2007, respectively. This was an increase of $53,329 or 50.1%.

We had  $138,073 net gain on the valuation of derivative liabilities for the nine months ended September 30, 2008 compared to a net loss of $3,682,722 for the nine months ended September 30, 2007.

Our net income was $353,701 for the nine months ended September 30, 2008 compared to a net loss of $3,821,614 for the nine months ended September 30, 2007. The increase in net income for the nine months ended September 30, 2008 was due to the gain on valuation of our derivative liabilities of $138,073 as compared to a loss on valuation of our derivative liabilities of $3,682,722 for the nine months ended September 30, 20076.

Liquidity and Capital Resources

As of September 30, 2008 our cash balance was $211,277 compared to $539,990 at December 31, 2007. Total current assets at September 30, 2008 were $370,277 compared to $927,385 at December 31, 2007. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for the remainder of fiscal 2008. The Company reached this conclusion by recognizing that a major portion ($2,217,400) of our debt is attributed to convertible notes payable, which we expect to be converted into shares, Deferred Revenue ($2,373,441) will be reclassified as revenue upon the completion of the current projects in development, and Derivative Liability ($3,444,428) would be the amount of cash required should our investors call in our outstanding loans. Although we do not believe that our investors will call in our outstanding loans anytime in the near future. We can provide no assurance that this will not occur. We have informally negotiated with the IRS to pay down our Payroll Taxes liability in the amount of $10,000 per month. The Company is negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($394,544). In addition, based on our schedule of development for the remainder of the year, we anticipate an increase in sales, profitability and cash receipts in 2008 which will allow the Company to continue to pay down our working capital requirements and help avoid additional need for working capital.

For the nine months ended September 30, 2008, net cash provided in operating activities was $2,024,956 as compared to $3,071,551 used by operating activities for the nine months ended September 30, 2007.   The increase in cash provided in operating activities can be attributed to an increase in net profit of $4,175,315 from a loss of $3,821,614 for the nine months ended September 30, 2007 to net income of $353,701 for the nine months ended September 30, 2008.  In addition, we had a net gain in the valuation of our derivative liability of $138,073 as compared to a net loss in the valuation of our derivative liability of $3,682,722.  Finally we a change in Prepaids of $ 3,085,808 from $2,808,608 reduction for the nine months ended September 30, 2007 as compared to an increase of $277,200 for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, net cash used in investing activities was $2,598,669, compared to net cash used in investing activities of $944,922 for the nine months ended September 30, 2007. The increase in cash used in investing activities of $1,653,747 for the nine months ending September 30, 2008, was due to the increase in payments for development costs and licenses.

For the nine months ended September 30, 2008, net cash provided by Financing Activities was $245,000 compared to $4,358,992 for the nine months ended September 30, 2007.  This decrease in cash provided by financing activities resulted primarily from less proceeds from advances.

Our accounts receivable at September 30, 2008 was $159,000, compared to $110,195 at December 31, 2007. The increase in accounts receivable is primarily attributable to receiving larger orders at the end of the quarter prior as compared to December 31, 2007.

As of September 30, 2008 we had a working capital deficiency of $12,167,676. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

At September 30, 2008 we had no bank debt.

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

We do not have any current plans to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated from operations and through funds received upon exercise of outstanding warrants. We believe the proceeds from exercise of our outstanding warrants will be sufficient to fund any need for additional capital. We currently have outstanding 35,000,000 Class A Warrants with exercise prices of $0.05 and 35,000,000 Class B Warrants with exercise prices of $0.20. Exercise of all of these warrants would provide gross proceeds of $8,750,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

Contractual Obligations

 The following table summarizes our contractual obligations as of September 30, 2008:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$2,630,347	$2,630,347
Operating Lease Obligations	$99,929	$99,929	$
License Fee Obligations	$60,000	$60,000
Total	$2,790,276	$2,790,276	$

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

2007	$28,331

2008	$69,598

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

Allowance For Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments where applicable. The majority of the Company’s sales are done through exclusive distribution which requires advance payments from the distributor.  If payments are not received, product will not be published. This eliminates the need for allowance for doubtful accounts for the majority of the Company’s receivables. However the Company regularly reviews the adequacy of its accounts receivable allowance for all sales not made under the explained scenario, and after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer an allowance is established if deemed necessary by the Company’s findings. The Company reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, the Company maintains a general reserve for certain invoices by applying a percentage based on the age category. The Company also monitors its accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents the Company’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The balance of the allowance for doubtful accounts as of September 30, 2008 and December 31, 2007 was $0 and $62,500, respectively.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $3,525,221 at September 30, 2008. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s internal controls of financial reporting and its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The deficiencies in our disclosure controls and procedures are related to the limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the Quarter ended September 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

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

DATE: December 22, 2008

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

BY:	/S/ SIRUS AHMADI
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR