Form 10-K/A
period 2007-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2009-01-16
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-knopwn seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends the Annual Report of Conspiracy Entertainment Holdings, Inc.. (the “Company”) on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and change Commission on April 15, 2008 (the "Original Filing").  This Amendment is being filed for the purpose to correct the accounting treatment of embedded derivatives and warrant liabilities in connection with our convertible debt previously issued and related disclosures to the accompanying financial statements as described in Note 14 to the financial statements.

We have not updated the information contained herein for events occurring subsequent to April 15, 2008, the filing date of the Original Filing.

TABLE OF CONTENTS

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

On March 22, 2007, we entered into an agreement with Gamesproducer Ltd for the North American publishing rights for Power Play Pool on the Nintendo DS platform. This agreement called for a signature payment and another payment upon receipt of manufacturing approval. The product was approved for manufacturing and sold during the year ended December 31, 2007.

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

ITEM 1A. RISK FACTORS

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

WE HAVE HISTORICALLY INCURRED SIGNIFICANT LOSSES AND OUR FINANCIAL SITUATION CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN

For the year ended December 31, 2007 we incurred net income of $3,073,458 compared to a net losses of $6,645,900 for the year-ended December 31, 2006. As of December 31, 2007, we had a working capital deficiency of $10,610,597 and an accumulated deficit of $11,686,396. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

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

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Fiscal Year Ended
	December 31, 2006	December 31, 2007
Number of New Titles Released	9	14
Number of Titles Reordered	2	1
Average Price Per Title	$4.97	$6.70
Revenue From Internally Developed Titles	$290,000	$0
Partially Complete Sales	0	0
Translated Sales	$330,993	$5,516,131
License Revenue	$182,500	$0
Other Revenue (packaging)	$0	$3,275,000

The major components of cost of sales are production costs and license/development costs. Productions costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the period ended December 31, 2007, we had license/development costs of $1,954,393 as compared to $431, 287 for period ending December 31, 2006. The increase in license/development costs of $1,523,106 or 353.2% was primarily the result of higher sales. However, due to our ability to negotiate flat fee development fees (especially for Winter Sports on the Nintendo Wii) the percentage of development cost in relation to sales was lower for the period ending December 31, 2007 as compared to the period ending December 31, 2006.

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

Total operating expenses in each of the fiscal years ended December 31, 2007 and December 31, 2006 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2007 and 2006 were $2,014,776 and $1,135,667 respectively, which constituted a increase of $879,109, or 77%. The increase in operating expenses is attributable to increases in Professional Fees of $574,628 or 618% to $667,549 for the fiscal year ended December 31, 2007, attributable to consulting fees paid to an individual responsible for securing the RTL, Neko, and Data Design agreements on behalf of the Company. Selling, General and Administrative Fees for the fiscal years ended December 31, 2007 and 2006 were $882,800 and $563,310 respectively. The increase of $319,490 or 57% was primarily due to three major factors, in 2007 we incurred $101,520 in bad debt which was a result of the company terminating its mobile fan clubs, an increase in Entertainment of $29,299 or 92% which was required due to the substantial increase in sales activity, an increase in Marketing of $305,967 or 411% which was also required due to the substantial amount of Marketing required to assist with the distribution of product as well as the increased IR activity. We continue to make a strong effort in saving money and reducing expenses whenever possible.

Other income/expense is income and expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ending December 31, 2007 we incurred Other Income of $2,945,252 compared to Other Expense of $5,609,272 for the period ending December 31, 2006 an increase of $8,554,524.  The increase in income is related to our financing agreements with our investors (interest expense and financing expense) and also consists of a significant Gain on valuation of derivative liability for the period ending December 31, 2007 of $3,398,517 as compared to loss of $5,350,680 for the year ending December 31, 2006.

Our net gain was $3,073,458 in the fiscal year ended December 31, 2007 compared to a net loss of $6,645,900 in the fiscal year ended December 31, 2006 a combined result of larger revenue and gross profits and increase in general and administrative expenses and the substantial increase in Gain on valuation of derivative liabilites of $8,749,197 which was unrelated to our operations.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2007:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years
Notes Payable	$2,452,158	$2,452,158
Operating Lease Obligations	$147,845	$116,611	$31,234
License Fee Obligations	$60,000	$60,000
Total	$2,660,003	$2,628,769	$31,234

In March 2007, we entered into a convertible debenture in the amount of $80,000.

In July 2007, we entered into a convertible debenture in the amount of $200,000, as of 12/31/2007 net of discount, the balance owed is $90,537.

In August 2006, we entered into a convertible notes agreement totaling $247,000. The notes if called would be payable February 2007.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and were due February 1, 2006.  As of 12/31/07 the balance due is $194,092.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. The balance due as of 12/31/2007 is $1,690,400. To date, these notes are past due and have not been called.

In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have a remaining balance of $150,128 and plan to pay off the entire balance in the year 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our cash balance was $539,990, as compared to $24,976 at December 31, 2006. Total current assets at December 31, 2007 were $927,385, as compared to $334,390 at December 31, 2006. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008. The Company reached this conclusion by recognizing that a major portion ($2,107,937) of our debt is attributed to convertible notes payable, which we expect to be converted into shares, Deferred Revenue ($1,326,653) will be reclassified as revenue upon the completion of the current projects in development, and Derivative Liability ($3,582,501) would be the amount of cash required should our investors call in our outstanding loans. We do not believe will happen anytime in the near future. We have informally negotiated with the IRS to pay down our Payroll Taxes liability in the amount of $10,000 per month and since this 10k we have negotiated with an individual to waive the unpaid portion of notes payable in the amount of $110,128. The Company is negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($533,010). In addition, based on our schedule of development for the remainder of the year, we anticipate an increase in sales, profitability and cash receipts in 2008 which will allow the Company to continue to pay down our working capital requirements and help avoid additional need for working capital.

For the year ended December 31, 2007 net cash used in operating activities was $1,775,798, compared to net cash used in operating activities of -$148,213 for the period ended December 31, 2006. The change in net cash provided by operating activities of $1,924,011 was primarily the result of our Net Gain for the fiscal year ended December 31, 2007 of $3,073,458 which was considerably higher than the Net Loss of $6,645,900 for 2006. In addition we realized a smaller amortization on discount of our notes of $509,534, and a significant net change in derivative liability of $8,284,197, as well as a decrease of $536,533 in Accounts Receivable which were offset against the increase in profitability and an increase in advances received (deferred revenue) of $1,291,705.

For the year ended December 31, 2007 net cash used in investing activities totaled -$1,518,284, compared to net cash used in investing activities of -$142,127 for the year ended December 31, 2006. The increase of $1,376,157 is due to increase of $ 1,376,157 in cash paid for acquisition of products and licenses in the fiscal year ended December 31, 2007.

For the period ended December 31, 2007 net cash provided by financing activities totaled $257,500, compared to net cash provided by financing activities of $315,316 for the period ended December 31, 2006. The decrease of net cash provided by financing activities of $57,816 was primarily the result of us obtaining $150,000 in proceeds from notes payable for the period ending December 31, 2006 as compared to $0 for the period ended December 31, 2007.

Our accounts receivable at December 31, 2007 was $110,195, as compared to $305,002 at December 31, 2006. No substantial orders being placed toward the end of the fiscal year, nor any significant late paying customers.

As of December 31, 2007 we had a working capital deficiency of $10,610,597. A major portion of our debt is attributed to consulting fees, attorney fees, deferred compensation, notes payable, convertible notes payable and payroll taxes payable. Despite increasing Accounts Receivable in the fiscal year ended December 31, 2007, we also increased our debt by receiving Advances from our customers, accruing additional interest for our recent fundings, and increased the convertible notes payable adjustments. We plan to continue to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments where applicable. The majority of the Company’s sales are done through exclusive distribution which requires advance payments from the distributor.  If payments are not received, product will not be published. This eliminates the need for allowance for doubtful accounts for the majority of the Company’s receivables. However the Company regularly reviews the adequacy of its accounts receivable allowance for all sales not made under the explained scenario, and after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer an allowance is established if deemed necessary by the Company’s findings. The Company reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, the Company maintains a general reserve for certain invoices by applying a percentage based on the age category. The Company also monitors its accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents the Company’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2007, the allowance for doubtful accounts holds a balance of $62,500 representing receivables which have been deemed uncollectible. In response to the Staff’s comment, the Company intends to revise its discussion of Critical Accounting Policies and Significant Management Estimates to reflect the balance of the allowance for doubtful accounts as of December 31, 2007.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled $1,621,930 at December 31, 2007. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting and our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to the limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid during the two years ended December 31, 2007, 2006 and 2005 to our Chief Executive Officer, and our two most highly compensated executive officers, other than the Chief Executive Officer. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sirus Ahmadi - CEO	2005 2006	324,000 238,500	(1) (1)							324,000 238,500	(1) (1)
	2007	279,500								279,500	(1)

Keith Tanaka, Chief Financial Officer	2005 2006	134,000 134,000	(2) (2)							134,000 134,000	(2) (2)
	2007	143,200								143,200	(2)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

(1) The address of the listed beneficial owners is c/o Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, California 90401

(2) Applicable percentage ownership is based on 51,189,065 shares of common stock outstanding as of April 10, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 10, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 10, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

ITEM 15. EXHIBITS.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC

Dated: January 9, 2009	By:	/s/ Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Dated: January 9, 2009	By:	/s/ Keith Tanaka
Keith Tanaka
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sirus Ahmadi	Chief Executive Officer and Director	January 9, 2009
Sirus Ahmadi

/s/ Keith Tanaka	Chief Financial Officer, Principal	January 9, 2009
Keith Tanaka	Accounting Officer, Secretary and Director

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 15 to the financial statements, management discovered various errors in recording embedded derivatives on convertible debt, adjusting derivatives to fair market value and recording liquidating damages under registration rights agreements associated with debt.  Also capital provided from a joint venture partner was reclassified from minority interest to a reduction in deferred cost. The effects the financial statements are described in Note 15. Accordingly, the financial statements have been restated to correct the errors.

/S/
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 5, 2008 except for Notes 1,2,3,4,7,8,9,11,13 and 15 dated January 14, 2009

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	December 31,
	2007	2006
	(as restated)	(as restated)
CURRENT ASSETS

Cash and cash equivalents	$539,990	$24,976
Accounts receivable, net of allowance for doubtful accounts of $62,500 and $-0- in 2007 and 2006, respectively	110,195	305,002
Prepaid manufacturing	277,200	-
Other prepaid expenses	-	4,412

Total Current Assets	927,385	334,390

PROPERTY AND EQUIPMENT, NET	4,449	6,090

OTHER ASSETS

Capitalized development costs and licenses, net	1,621,930	563,304
Deposits	6,906	6,906
Other receivable	132,500	179,500

Total Other Assets	1,761,336	749,710

TOTAL ASSETS	$2,693,170	$1,090,190

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2007	2006
	(as restated)	(as restated)
CURRENT LIABILITIES

Accounts payable	$707,437	$653,627
Accrued expenses	2,153,669	2,014,060
Payroll taxes payable	782,554	524,215
Deferred compensation	533,010	638,043
Advance from customer	-	201,327
Deferred revenue	1,326,653	17,474
Notes payable, current portion	344,221	366,721
Derivative liability	3,582,501	6,701,018
Convertible notes payable, net of discount of $109,463 and $45,425 in 2007 and 2006, respectively	2,107,937	1,891,975

Total Current Liabilities	11,537,982	13,008,460

Total Liabilities	11,537,982	13,008,460

COMMITMENTS

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	2,790,394	2,790,394
Accumulated deficit	(11,686,396)	(14,759,854)

Total Stockholders' Deficit	(8,844,812)	(11,918,270)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,693,170	$1,090,190

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2007	2006
	(as restated)	(as restated)
NET SALES	$8,791,131	$803,493

COST OF SALES	6,648,149	704,454

GROSS PROFIT	2,142,982	99,039

OPERATING EXPENSES

Professional fees	667,549	92,921
Wages and salaries	464,427	479,436
Selling, general and administrative	882,800	563,310

Total Operating Expenses	2,014,776	1,135,667

NET INCOME (LOSS) FROM OPERATIONS	128,206	(1,036,628)

OTHER INCOME (EXPENSE)

Interest expense	(237,303)	(266,236)
Net financing income (expense)	(215,962)	(4,718)
Gain (loss) on valuation of derivative liability	3,398,517	(5,350,680)
Other income (expense)	-	12,362

Total Other Income (Expense)	2,945,252	(5,609,272)

NET INCOME (LOSS) BEFORE INCOME TAXES	3,073,458	(6,645,900)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$3,073,458	$(6,645,900)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)

	For the Years Ended
	December 31,
	2007	2006
	(as restated)	(as restated)

BASIC INCOME (LOSS) PER SHARE (Note 2)	$0.06	$(0.17)

DILUTED INCOME (LOSS) PER SHARE (Note 2)	$(0.02)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2007 and 2006
(Restated)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	37,785,509	37,786	2,732,545	(8,113,954)

Shares issued for services at $0.015	500,000	500	7,000	-

Conversion of notes payable and related accrued interest	12,903,556	12,904	50,849	-

Net loss for the year ended December 31, 2006 (as restated)	-	-	-	(6,645,900)

Balance, December 31, 2006	51,189,065	51,190	2,790,394	(14,759,854)

Net income for the year ended December 31, 2007	-	-	-	3,073,458

Balance, December 31, 2007	51,189,065	$51,190	$2,790,394	$(11,686,396)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$3,073,458	$(6,645,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,869	9,147
Amortization of discount on convertible notes payable	215,962	725,496
Amortization and impairment of capitalized development costs and licenses	455,430	431,287
Gain on sale of subsidiary	-	(11,600)
Financing fees and services paid with common stock	-	7,500
Net change in derivative liability	(3,398,517)	4,885,680
Change in operating assets and liabilities:
Accounts receivable and other receivable	241,807	(294,726)
Prepaid expenses	(272,788)	(4,412)
Accounts payable and accrued expenses	451,758	557,641
Deferred compensation	(105,033)	174,200
Deferred revenue	1,309,179	17,474
Advance from customers	(201,327)	-

Net Cash Provided by (Used in) Operating Activities	1,775,798	(148,213)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(1,514,056)	(183,127)
Purchase of property and equipment	(4,228)	-
Proceeds from sale of subsidiary	-	41,000

Net Cash Used in Investing Activities	(1,518,284)	(142,127)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash held in escrow	-	4,489
Proceeds from advances	-	76,327
Proceeds from convertible notes payable	280,000	247,000
Proceeds from notes payable	-	150,000
Payments on notes payable	(22,500)	(162,500)

Net Cash Provided by Financing Activities	$257,500	$315,316

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2007	2006
	(as restated)	(as restated)

INCREASE IN CASH AND CASH EQUIVALENTS	$515,014	$24,976

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,976	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$539,990	$24,976

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$7,500
Notes payable converted to common stock	$-	$59,600
Beneficial conversion feature of convertible notes payable	$280,000	$105,857

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

At December 31, 2007, $1,979,394 of amortization expense has been included in cost of sales for the year on the titles that have been released during the year.

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

At all times, the Company maintains control of the development process and is responsible for directing the vendor.  Other than for payment, the customer does not communicate with the vendor. There is no right of return, price protection or requirement for upgrade on the video game sales and distribution.

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

j.      Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s reported deficit as of December 31, 2006, its net loss or net loss per share for 2007 or on its reported deferred net tax assets from net operating loss carryforwards or the related valuation allowance (Note 13).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.      Income Taxes (Continued)

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in its consolidated statement of operations. As of December 31, 2007, the Company had not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

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

	For the Years Ended
	December 31,
	2007	2006
Earnings (loss) per share:
Income (loss) (numerator) - basic	$3,073,458	$(6,645,900)
Effect of dilutive securities, convertible notes payable	(3,182,555)	-
Income (loss) (numerator) - diluted	$(109,097)	$(6,645,900)

Shares (denominator) - basic	51,189,065	39,454,597
Effect of dilutive securities, convertible notes payable	-	-
Warrants	-	-
Shares (denominator) - diluted	51,189,065	39,454,597
Per share amount - basic	$0.06	$(0.17)
Per share amount - diluted	$(0.02)	$(0.17)

For the year ended December 31, 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into 110,870,000 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.    Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Secured Convertible Debentures (see Note 4). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 133.88%; and risk free interest rate from 2.76% to 3.34%. The derivatives are classified as long-term liabilities.

n.     Registration Rights

In with raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants in that have registration rights with liquidated damages for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date. The Company has accrued an estimated 1,821,620 in liquidation damages and is included in accrued expenses on the balance sheet at December 31, 2007 and 2006.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, during the year ended December 31, 2007, the Company had an accumulated deficit of approximately $11,300,000 and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company entered into a Securities Purchase Agreement on July 7, 2007 for the issuance of $200,000 of convertible notes (“Convertible Notes”) The Convertible Note accrues interest at 15% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The notes are due on August 1, 2008.

As of December 31 2007, the Company issued to investors of the Convertible Notes a total amount of $200,000 in exchange for total proceeds of $200,000.

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

For the year ended December 31, 2007, the Company amortized the debt discount and charged to interest expense $90,537.

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

As of December 31 2007, the Company issued to investors of the Convertible Note a total amount of $80,000 in exchange for total proceeds of $80,000.

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

For the year ended December 31, 2007, the Company amortized the debt discount and charged to interest expense $80,000.

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

For the year ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $45,425 and $201,575, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

The Company entered into a Securities Purchase Agreement with investors on February 9, 2005 for the issuance of $650,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 13,000,000 shares of the Company’s common stock at $0.05 per share and warrants to purchase 13,000,000 shares of the Company’s common stock at $0.20 per share. The Convertible Note accrues interest at 5% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. (as amended).  The note was due on February 9, 2007 and currently in default.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $650,000 in exchange for total proceeds of $650,000.

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

The Company entered into a Securities Purchase Agreement with investors on August 31, 2004 for the issuance of $1,050,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 21,000,000 shares of the Company’s common stock at $0.05 per share and warrants to purchase 21,000,000 shares of the Company’s common stock at $0.20 per share. The Convertible Note accrues interest at 5% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. (as amended).  The note was due on August 30, 2006 and is currently in default.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,050,000 in exchange for total proceeds of $1,050,000.

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

The Company entered into a Securities Purchase Agreement with investors on September 28, 2004 for the issuance of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 1,000,000 shares of the Company’s common stock at $0.05 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share. The Convertible Note accrues interest at 5% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. (as amended).  The note currently is in default.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $50,000 in exchange for total proceeds of $50,000.

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

For the year ended December 31, 2007 and 2006, the Company amortized the debt discounts associated with the 2004 and 2005 debentures and charged to interest expense  $-0- and $27,083, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	December 31,
	2007	2006

Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion.	$1,690,400	$1,690,400

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- and $45,425 at December 31, 2007 and 2006, respectively.	247,000	201,575

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at December 31, 2007.	80,000	-

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $54,731 at December 31, 2007.	45,269	-

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $54,732 at December 31, 2007.	45,268	-

Total convertible notes payable, net of discount of $109,463 and $45,425 at December 31, 2007 and 2006, respectively.	2,107,937	1,891,975

Less: current portion	(2,107,937)	(1,891,975)

Long-term convertible notes payable	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending December 31,

2008	$2,107,937
Thereafter	-

Total	$2,107,937

NOTE 5 -	NOTES PAYABLE

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

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Financial Officer (CFO), providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively.  In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively.  The CFO also received 2,155,290 shares of the Company’s common stock (10% of the Company’s total issued and outstanding common shares as of the date of the agreement) as part of his employment agreement. No additional shares are owed to the CFO. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change. At December, 2007 and 2006, total deferred compensation related to these employment agreements was $533,010 and $638,043, respectively.

License Fee Agreement

The Company is obligated under a license agreement with Discovery of which $60,000 remained unpaid as of December 31, 2007 and 2006. The amount is included in accounts payable. The Company is currently attempting to negotiate either an amendment to the agreement to maintain the rights to the property or to have Discovery waive the remaining balances.

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

Authorized Shares of Common Stock

The Company has authorized for issuance 100,000,000 shares of common stock at $0.001 par value. At December 31, 2007 the Company had 51,189,065 common shares issued and outstanding. In addition to the issued shares, the Company has 70,000,000 warrants outstanding and notes payable convertible into 110,870,000 shares as of December 31, 2007 (see Note 2 – earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion. The Company is currently in the process of increasing its authorized shares to compensate for the difference.

Major Customers

For the year ended December 31, 2007, one customer generated sales in excess of 10% of the Company’s total sales. Sales to this customer totaled $8,228,131 or 93.6% of total revenues during 2007. At December 31, 2007, the receivable balance from this customer was $110,195 (100% of net accounts receivable).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 9 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at December 31, 2007 consisted of the following (only including non-fully amortized costs):

	Development	License	Combined
	Costs	Costs	Totals

Capitalized development costs and licenses	$832,635	$1,244,725	$2,077,360
Less: impairment	(129,930)	(156,500)	(286,430)
Less: accumulated amortization	-	(169,000)	(169,000)

Net balance	$702,705	$919,225	$1,621,930

Amortization expense was $1,979,394 and $431,287 for the years ended December 31, 2007 and 2006, respectively.

The Company’s total impairment losses of $286,430 on the capitalized costs were determined as a result of the projects either being cancelled or terminated.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:

For the Years Ending December 31,

2008	$609,625
2009	590,253
2010	422,052
2011	-
Thereafter	-

Total	$1,621,930

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 will have not have a material impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has adopted the requirements of FIN 48 beginning in fiscal year 2007 (see disclosures in Notes 2 and 13).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – an Amendment of ARB No. 51”. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

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

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through February 2009. A summary of the status of warrants granted at December 31, 2007 and 2006, and changes during the years then ended is as follows:

	For the Year Ended		For the Year Ended
	December 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	70,000,000	$0.125	71,500,000	$0.143
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(1,500,000)	(1.00)

Outstanding at end of year	70,000,000	$0.125	70,000,000	$0.125

Exercisable at end of year	70,000,000	$0.125	70,000,000	$0.125

A summary of the status of warrants outstanding at December 31, 2007 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.05	35,000,000	1.9 years	$0.050	35,000,000	$0.050
$0.20	35,000,000	1.9 years	0.200	35,000,000	0.200

	70,000,000		$0.125	70,000,000	$0.125

On August 31, 2004, the Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock at $0.20 per share expiring a year and half after the registration of the underlying shares goes effective, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors.  The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 11 -	SHAREHOLDERS EQUITY (Continued)

Warrants (Continued)

On September 28, 2004, the Company sold an aggregate of $50,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share expiring a year and half after the registration of the underlying shares goes effective, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors.  The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

On February 9, 2005, the Company sold an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 13,000,000 shares of the Company’s common stock at $0.20 per share expiring a year and half after the registration of the underlying shares goes effective, and Class B Common Stock Purchase Warrants to purchase 13,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors.  The Company received gross proceeds totaling $650,000 from the sale of the Debentures and the Warrants.

All warrants are convertible at the option of the warrant holder and are exercisable in cash where the holder receives shares in exchange for cash payment and there are no additional special redemption features. The Company estimates the fair value of each warrant at the grant date by using the Black-Scholes option pricing model. The Company determines the following significant assumptions at the time of grant in order to calculate the value of the warrant based on the Black-Scholes option pricing model: dividend yield, expected volatility, risk-free interest rate, and expected lives of the warrant. Management believes the best input assumptions available were used to value the warrants and that the resulting warrant values are reasonable. The Company’s assumptions used are as follows:

	A Warrants	B Warrants

Term	Contract term	Contract terms; B warrants expire 9 to 18 months after effective registration. The Company has estimated 10 months from filing to effectiveness in determining the estimated warrant life

Volatility	Estimated future volatility determined using prior stock history of the Company over the same period as the expected term	Estimated future volatility determined using prior stock history of the Company over the same period as the expected term

Annual rate of quarterly dividends	$-0-	$-0-

Discount (risk free rate)	US Treasury rate at fair value determination date	US Treasury rate at fair value determination date

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 12 -	PREPAID MANUFACTURING

Prepaid manufacturing costs consist of fees paid in advance to the manufacturer for the production and packaging of the video games. These prepaid costs are generally short-term in nature and the Company expects to receive and ship the related finished products during the following quarter. The balance of prepaid manufacturing at December 31, 2007 and 2006 was $277,200 and $-0-, respectively.

NOTE 13 -	INCOME TAXES

Income taxes from continuing operations for 2007 and 2006 differ from “expected” income taxes for those years computed by applying the U.S. federal statutory rate of 34% and State estimated rate of 5% to loss before taxes for those years as follows:

	December 31,
	2007	2006

Income tax (expense) benefit at statutory rates	$(1,198,649)	$2,591,901

Items not recorded for tax purposes:
Bad debts	(24,375)	-
Deferred compensation	-	(67,938)
Amortization of discount on convertible notes	(84,225)	(143,074)
Gain (loss) on valuation of derivative liabilities	1,325,422	(2,086,765)

	18,173	294,124

Change in valuation allowance	(18,173)	(294,124)

	$-	$-

The Company’s net deferred tax assets consisted of the following at December 31, 2007:

Operating loss carryforwards	$1,832,429
Less: valuation allowance	(1,832,429)

Net deferred tax assets	$-

The Company has federal net operating loss carryforwards in the amount of approximately $4,700,000 at December 31, 2007, substantially all of which are also available for state income tax purposes, which are expected to begin expiring in 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Although the management believes the Company will be profitable in the foreseeable future, based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the more likely than not criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 13 -	INCOME TAXES (Continued)

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our net operating loss and tax credit carryfowards may be limited in future periods. Further, a portion of the carryfowards may expire before being applied to reduce future income tax liabilities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2007, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S. and California. The Company’s tax years for 2004, 2005 and 2006 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S., state, or local examinations by taxing authorities for years before 2004.

NOTE 14 -	SUBSEQUENT EVENTS

On February 21, 2008, the Company entered into two separate loan payable arrangements. Both notes are for the principal amount of $113,889, accrue interest at 8.0% per annum, with principal and interest due at maturity of February 20, 2009. The loans are both secured by certain assets of the Company.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying consolidated financial statements as of December 31, 2007 and 2006 and the for the years ended December 31, 2007 and 2006 have been restated to correct the following errors in its previously issued financial statements:

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

•      The Company had previously recorded monies received from a joint venture as minority interest. Upon re-review of the agreement, it was noted that the amounts received as part of the joint venture were to reimburse the Company for costs incurred on developing the related video games. As such, the Company is restating the amounts received as a reduction of the capitalized costs related to the joint venture and not as minority interest (reclassification). This has no effect to the statement of operations in either December 31, 2007 and 2006.

The impact on these restatement adjustments is to increase reported net income by $3,972,462 from a net loss of $899,004 to net income of $3,073,458 for the year ended December 31, 2007 and increase reported net loss by $2,359,616 from a net loss of $4,286,284 to a net loss of $6,645,900 for the year ended December 31, 2006.  There was no effect on the total cash flows.

The following are reconciliations of the Company’s Consolidated Balance Sheets as of December 31, 2007 and 2006 and Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2006:

1.      Estimated accrual for liquidated damages under a registration rights agreement issued in connection with Convertible debt

2.      Correction in the recording of the fair value of embedded derivatives and warrant liability as of December 31, 2007

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

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

5.      Correction in recording the fair value of embedded derivatives and warrant liability as of December 31, 2006.

6.      Income statement. Corrects the amortization of the debt discounts associated with the convertible debt

7.      Income statement. Corrects the mark to market change in the fair value of the embedded derivatives and warrant liability.

8.      Reclassification. Correction in recording proceeds from a joint venture agreement as a reimbursement for capitalized development costs (reduction of costs) rather than as originally recorded as minority interest.

The comparisons between the initial and restated financial statements are as follows:

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheet
As of December 31, 2007

	As Reported	Ref	Adjustments	As Restated

CURRENT ASSETS
Cash and cash equivalents	$539,990		$-	$539,990
Accounts receivable, net	110,195		-	110,195
Prepaid manufacturing	277,200		-	277,200
Other prepaid expenses	-		-	-
Total Current Assets	927,385		-	927,385

PROPERTY AND EQUIPMENT, NET	4,449		-	4,449

OTHER ASSETS
Capitalized development costs and licenses, net	1,901,330	8	(279,400)	1,621,930
Deposits	6,906		-	6,906
Other receivable	132,500		-	132,500
Total Other Assets	2,040,736		(279,400)	1,761,336

TOTAL ASSETS	2,972,570		(279,400)	2,693,170

CURRENT LIABILITIES
Accounts payable	707,437		-	707,437
Accrued expenses	332,049	1	1,821,620	2,153,669
Payroll taxes payable	782,554		-	782,554
Deferred compensation	533,010		-	533,010
Advance from customer	-		-	-
Deferred revenue	1,326,653		-	1,326,653
Notes payable, current portion	344,221		-	344,221
Derivative liability	3,397,012	2	185,489	3,582,501
Convertible notes payable, net of discounts	2,143,077	3	(35,140)	2,107,937
Total Current Liabilities	9,566,013		1,971,969	11,537,982

Total Liabilities	9,566,013		1,971,969	11,537,982

MINORITY INTEREST	279,400	8	(279,400)	-
STOCKHOLDERS' DEFICIT
Common stock	51,190		-	51,190
Additional paid in capital	4,973,450	4	(2,183,056)	2,790,394
Accumulated deficit	(11,897,483)		211,087	(11,686,396)
Total Stockholders' Deficit	(6,872,843)		(1,971,969)	(8,844,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,972,570		$(279,400)	$2,693,170

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheet
As of December 31, 2006

	As Reported	Ref	Adjustments	As Restated

CURRENT ASSETS
Cash and cash equivalents	$24,976		$-	$24,976
Accounts receivable, net	305,002		-	305,002
Prepaid manufacturing	-		-	-
Other prepaid expenses	4,412		-	4,412
Total Current Assets	334,390		-	334,390

PROPERTY AND EQUIPMENT, NET	6,090		-	6,090

OTHER ASSETS
Capitalized development costs and licenses, net	750,804	8	(187,500)	563,304
Deposits	6,906		-	6,906
Other receivable	179,500		-	179,500
Total Other Assets	937,210		(187,500)	749,710

TOTAL ASSETS	1,277,690		(187,500)	1,090,190

CURRENT LIABILITIES
Accounts payable	653,627		-	653,627
Accrued expenses	192,440	1	1,821,620	2,014,060
Payroll taxes payable	524,215		-	524,215
Deferred compensation	638,043		-	638,043
Advance from customer	201,327		-	201,327
Deferred revenue	17,474		-	17,474
Notes payable, current portion	366,721		-	366,721
Derivative liability	2,819,060	5	3,881,958	6,701,018
Convertible notes payable, net of discounts	1,869,150	3	22,825	1,891,975
Total Current Liabilities	7,282,057		5,726,403	13,008,460

Total Liabilities	7,282,057		5,726,403	13,008,460

MINORITY INTEREST	187,500	8	(187,500)	-
STOCKHOLDERS' DEFICIT
Common stock	51,190		-	51,190
Additional paid in capital	4,755,422	4	(1,965,028)	2,790,394
Accumulated deficit	(10,998,479)		(3,761,375)	(14,759,854)
Total Stockholders' Deficit	(6,191,867)		(5,726,403)	(11,918,270)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,277,690		$(187,500)	$1,090,190

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Year Ended December 31, 2007

	As Reported	Ref	Adjustments	As Restated

NET SALES	$8,791,131		$-	$8,791,131

COST OF SALES	6,648,149		-	6,648,149

GROSS PROFIT	2,142,982		-	2,142,982

OPERATING EXPENSES
Professional fees	667,549		-	667,549
Wages and salaries	464,427		-	464,427
Selling, general and administrative	882,800		-	882,800
Total Operating Expenses	2,014,776		-	2,014,776

NET INCOME (LOSS) FROM OPERATIONS	128,206		-	128,206

OTHER INCOME (EXPENSE)
Interest expense	(237,303)		-	(237,303)
Net financing income (expense)	(211,955)	6	(4,007)	(215,962)
Gain (loss) on valuation of derivative liability	(577,952)	7	3,976,469	3,398,517
Other income (expense)	-		-	-
Total Other Income (Expense)	(1,027,210)		3,972,462	2,945,252

NET INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(899,004)		3,972,462	3,073,458

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(899,004)		3,972,462	3,073,458

MINORITY INTEREST	-		-	-

NET INCOME (LOSS)	$(899,004)		$3,972,462	$3,073,458

BASIC INCOME (LOSS) PER SHARE	$(0.02)		$0.08	$0.06
DILUTED INCOME (LOSS) PER SHARE	$(0.02)		$0.01	$(0.01)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Year Ended December 31, 2006

	As Reported	Ref	Adjustments	As Restated

NET SALES	$803,493		$-	$803,493

COST OF SALES	704,454		-	704,454

GROSS PROFIT	99,039		-	99,039

OPERATING EXPENSES
Professional fees	92,921		-	92,921
Wages and salaries	479,436		-	479,436
Selling, general and administrative	563,310		-	563,310
Total Operating Expenses	1,135,667		-	1,135,667

NET INCOME (LOSS) FROM OPERATIONS	(1,036,628)		-	(1,036,628)

OTHER INCOME (EXPENSE)
Interest expense	(266,236)		-	(266,236)
Net financing income (expense)	(176,722)	6	172,004	(4,718)
Loss on valuation of derivative liability	(2,819,060)	7	(2,531,620)	(5,350,680)
Other income (expense)	12,362		-	12,362
Total Other Income (Expense)	(3,249,656)		(2,359,616)	(5,609,272)

NET INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(4,286,284)		(2,359,616)	(6,645,900)

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(4,286,284)		(2,359,616)	(6,645,900)

MINORITY INTEREST	-		-	-

NET INCOME (LOSS)	$(4,286,284)		$(2,359,616)	$(6,645,900)

BASIC INCOME (LOSS) PER SHARE	$(0.11)		$(0.06)	$(0.17)
DILUTED INCOME (LOSS) PER SHARE	$(0.11)		$(0.06)	$(0.17)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2007

	As Reported	Ref	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(899,004)		$3,972,462	$3,073,458
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,869		-	5,869
Amortization of discount on convertible notes	211,955	6	4,007	215,962
Amortization and impariment of capitalized development costs and licenses	455,430		-	455,430
Gain on sale of subsidiary	-		-	-
Financing fees and services paid with stock	-		-	-
Net change in derivative liability	577,952	7	(3,976,469)	(3,398,517)
Change in operating assets and liabilities:				-
Accounts receivable and other receivable	241,807		-	241,807
Prepaid expenses	(272,788)		-	(272,788)
Accounts payable and accrued expenses	451,758		-	451,758
Deferred compensation	(105,033)		-	(105,033)
Deferred revenue	1,309,179		-	1,309,179
Advance from customers	(201,327)		-	(201,327)
Net Cash Provided by (Used in) Operating Activities	1,775,798		-	1,775,798

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development costs and licenses	(1,605,956)	8	91,900	(1,514,056)
Purchase of property and equipment	(4,228)		-	(4,228)
Proceeds from sale of subsidiary	-		-	-
Net Cash Used in Investing Activities	(1,610,184)		91,900	(1,518,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	280,000		-	280,000
Proceeds received on joint venture	91,900	8	(91,900)	-
Payments on notes payable	(22,500)		-	(22,500)
Net Cash Provided by Financing Activities	349,400		(91,900)	257,500

INCREASE IN CASH	515,014		-	515,014

CASH, BEGINNING OF YEAR	24,976		-	24,976

CASH, END OF YEAR	$539,990		$-	$539,990

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 -	RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2006

	As Reported	Ref	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,286,284)		$(2,359,616)	$(6,645,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,147		-	9,147
Amortization of discount on convertible notes	897,500	6	(172,004)	725,496
Amortization and impariment of capitalized development costs and licenses	431,287		-	431,287
Gain on sale of subsidiary	(11,600)		-	(11,600)
Financing fees and services paid with stock	7,500		-	7,500
Net change in derivative liability	2,354,060	7	2,531,620	4,885,680
Change in operating assets and liabilities:				-
Accounts receivable and other receivable	(294,726)		-	(294,726)
Prepaid expenses	(4,412)		-	(4,412)
Accounts payable and accrued expenses	557,641		-	557,641
Deferred compensation	174,200		-	174,200
Deferred revenue	17,474		-	17,474
Advance from customers	-		-	-
Net Cash Provided by (Used in) Operating Activities	(148,213)		-	(148,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development costs and licenses	(370,627)	8	187,500	(183,127)
Purchase of property and equipment	-		-	-
Proceeds from sale of subsidiary	41,000		-	41,000
Net Cash Used in Investing Activities	(329,627)		187,500	(142,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash held in escrow	4,489		-	4,489
Proceeds from advances	76,327		-	76,327
Proceeds from convertible notes payable	247,000		-	247,000
Proceeds from notes payable	150,000		-	150,000
Proceeds received on joint venture	187,500	8	(187,500)	-
Payments on notes payable	(162,500)		-	(162,500)
Net Cash Provided by Financing Activities	502,816		(187,500)	315,316

INCREASE IN CASH	24,976		-	24,976

CASH, BEGINNING OF YEAR	-		-	-

CASH, END OF YEAR	$24,976		$-	$24,976