Form 10-Q/A
period 2008-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2009-01-16
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-7

Notes to the Condensed Consolidated Financial Statements	F-9

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(as restated)	(as restated)
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$179,113	$539,990
Accounts receivable, net of allowance for doubtful accounts of $-0- and $62,500 in 2008 and 2007, respectively	429,400	110,195
Prepaid manufacturing	-	277,200

Total Current Assets	608,513	927,385

PROPERTY AND EQUIPMENT, NET	3,805	4,449

OTHER ASSETS

Capitalized development costs and licenses, net	1,651,971	1,621,930
Deposits	6,906	6,906
Other receivable	132,500	132,500

Total Other Assets	1,791,377	1,761,336

TOTAL ASSETS	$2,403,695	$2,693,170

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2008	2007
	(as restated)	(as restated)
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$545,238	$707,437
Accrued expenses	2,229,431	2,153,669
Payroll taxes payable	759,369	782,554
Deferred compensation	429,868	533,010
Deferred revenue	999,695	1,326,653
Notes payable, net of discount of $20,344 in 2008	531,654	344,221
Derivative liability	15,985,916	3,582,501
Convertible notes payable, net of discount of $62,916 and $109,463 in 2008 and 2007, respectively	2,154,484	2,107,937

Total Current Liabilities	23,635,655	11,537,982

Total Liabilities	23,635,655	11,537,982

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	2,790,394	2,790,394
Accumulated deficit	(24,073,544)	(11,686,396)

Total Stockholders' Deficit	(21,231,960)	(8,844,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,403,695	$2,693,170

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(as restated)	(as restated)

NET SALES	$3,240,866	$-

COST OF SALES	2,450,012	-

GROSS PROFIT	790,854	-

OPERATING EXPENSES

Professional fees	177,412	12,500
Wages and salaries	151,852	86,350
Selling, general and administrative	353,552	74,090

Total Operating Expenses	682,816	172,940

NET INCOME (LOSS) FROM OPERATIONS	108,038	(172,940)

OTHER INCOME (EXPENSE)

Interest expense	(45,224)	(30,458)
Net financing income (expense)	(46,547)	(46,070)
Gain (loss) on valuation of derivative liability	(12,403,415)	627,736

Total Other Income (Expense)	(12,495,186)	551,208

NET LOSS BEFORE INCOME TAXES	(12,387,148)	378,268

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(12,387,148)	$378,268

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(as restated)	(as restated)

BASIC INCOME (LOSS) PER SHARE	$(0.24)	$0.01

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	51,189,065	51,189,065

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	197,059,065	51,189,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,387,148)	$378,268
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	644	1,634
Amortization of discount on convertible notes payable	46,547	46,070
Amortization of capitalized development costs and licenses	523,000	-
Amortization of discount on on notes payable	2,433	-
Net change in derivative liability	12,403,415	(627,736)
Change in operating assets and liabilities:
Accounts receivable and other receivable	(319,205)	114,732
Prepaid expenses	277,200	4,411
Accounts payable and accrued expenses	(109,622)	58,840
Deferred compensation	(103,142)	13,100
Deferred revenue	(326,958)	-

Net Cash Provided (Used) by Operating Activities	7,164	(10,681)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(553,041)	(418,831)

Net Cash Used in Investing Activities	(553,041)	(418,831)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	-	475,000
Proceeds from convertible notes payable	-	80,000
Proceeds from notes payable	205,000	-
Payments on notes payable	(20,000)	(2,500)

Net Cash Provided by Financing Activities	$185,000	$552,500

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(as restated)	(as restated)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(360,877)	$122,988

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	539,990	24,976

CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,113	$147,964

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible notes payable	$-	$280,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

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

	For the Three Months
	Ended March 31,
	2008	2007
Earnings (loss) per share:
Income (loss) (numerator) - basic	$(12,387,148)	$378,268
Effect of dilutive securities, convertible notes payable	12,449,962	(581,666)

Income (loss) (numerator) - diluted	$62,814	$(203,398)

Shares (denominator) - basic	51,189,065	51,189,065
Effect of dilutive securities, convertible notes payable	110,870,000	-
Warrants	35,000,000	-

Shares (denominator) - diluted	197,059,065	51,189,065

Per share amount - basic	$(0.24)	$0.01

Per share amount - diluted	$0.00	$(0.00)

For the period ended March 31, 2008, the Company had warrants to purchase 35,000,000 common shares exercisable at $0.20 per share. Since the exercise prices were higher than the trading price at March 31, 2008 (the trading price was $0.116 per share), they are not included in the diluted earnings calculation.

For the period ended March 31, 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into 220,837,607 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, at March 31, 2008, the Company had an accumulated deficit of approximately $23,000,000 and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

For the three months ended March 31, 2008, the Company amortized the debt discount and charged to interest expense $46,547.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
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

For the three months ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $-0- and $645, respectively.

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

For the three months ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $-0- and $45,425, respectively.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion.	$1,690,400	$1,690,400

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at March 31, 2008 and December 31, 2007.	247,000	247,000

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at March 31, 2008 and December 31, 2007.	80,000	80,000

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $31,458 and $54,731 at March 31, 2008 and December 31, 2007, respectively.	68,542	45,269

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $31,458 and $54,732 at March 31, 2008 and December 31, 2007, respectively.	68,542	45,268

Total convertible notes payable, net of discount of $62,916 and $109,463 at March 31, 2008 and December 31, 2007, respectively.	2,154,484	2,107,937

Less: current portion	(2,154,484)	(2,107,937)

Long-term convertible notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending March 31,

2009	$2,154,484
Thereafter	-

Total	$2,154,484

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 5 -	NOTES PAYABLE

Notes payable are detailed as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006.	$194,093	$194,093

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	103,717	-

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	103,716

Note payable to an individual; total interest of $88,000 (50,000 pounds) due; principal and interet due upon receipt of first $355,000 of product sales from British publisher, unsecured.	130,128	150,128

Total notes payable	531,654	344,221

Less: current portion	(531,654)	(344,221)

Long-term notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

2009	$531,654
Thereafter	-

Total	$531,654

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 6 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at March 31, 2008 consisted of the following (only including non-fully amortized costs):

	Development	License	Combined
	Costs	Costs	Totals

Capitalized development costs and licenses	$847,635	$1,782,766	$2,630,401
Less: impairment	(129,930)	(156,500)	(286,430)
Less: accumulated amortization	-	(692,000)	(692,000)

Net balance	$717,705	$934,266	$1,651,971

Amortization expense was $523,000 and $-0- for the three months ended March 31, 2008 and 2007, respectively.

The Company’s total impairment losses of $286,430 on the capitalized costs were determined as a result of the projects either being cancelled or terminated.

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007 and the consolidated statements of operations and cash flows for the periods ended March 31, 2008 and 2007 have been restated to correct the following errors in its previously issued financial statements:

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

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The impact on these restatement adjustments is to increase reported net loss by $4,902,193 from a net loss of $7,484,955 to a net loss of $12,387,148 for the three months ended March 31, 2008 and decrease reported net income by $145,939 from net income of $524,207 to net income of $378,268 for the three months ended March 31, 2007.  There was no effect on the total cash flows.

The following are reconciliations of the Company’s Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 and Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and 2007.

1.      Estimated accrual for liquidated damages under a registration rights agreement issued in connection with Convertible debt.

2.      Correction in the recording of the fair value of embedded derivatives and warrant liability as of March 31, 2008 and December 31, 2007.

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

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The comparisons between the initial and restated financial statements are as follows:

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheet
As of March 31, 2008

	As Reported	Ref	Adjustments	As Restated

CURRENT ASSETS
Cash and cash equivalents	$179,113		$-	$179,113
Accounts receivable, net	429,400		-	429,400
Total Current Assets	608,513		-	608,513

PROPERTY AND EQUIPMENT, NET	3,805		-	3,805

OTHER ASSETS
Capitalized development costs and licenses, net	1,931,371	7	(279,400)	1,651,971
Deposits	6,906		-	6,906
Other receivable	132,500		-	132,500
Total Other Assets	2,070,777		(279,400)	1,791,377

TOTAL ASSETS	2,683,095		(279,400)	2,403,695

CURRENT LIABILITIES
Accounts payable	545,238		-	545,238
Accrued expenses	407,811	1	1,821,620	2,229,431
Payroll taxes payable	759,369		-	759,369
Deferred compensation	429,868		-	429,868
Advance from customer	-		-	-
Deferred revenue	999,695		-	999,695
Notes payable, net of discount	531,654		-	531,654
Derivative liability	10,912,928	2	5,072,988	15,985,916
Convertible notes payable, net of discount	2,174,930	3	(20,446)	2,154,484
Total Current Liabilities	16,761,493		6,874,162	23,635,655

Total Liabilities	16,761,493		6,874,162	23,635,655

MINORITY INTEREST	279,400	7	(279,400)	-

STOCKHOLDERS' DEFICIT
Common stock	51,190		-	51,190
Additional paid in capital	4,973,450	4	(2,183,056)	2,790,394
Accumulated deficit	(19,382,438)		(4,691,106)	(24,073,544)
Total Stockholders' Deficit	(14,357,798)		(6,874,162)	(21,231,960)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,683,095		$(279,400)	$2,403,695

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheet
As of December 31, 2007

	As Reported	Ref	Adjustments	As Restated

CURRENT ASSETS
Cash and cash equivalents	$539,990		$-	$539,990
Accounts receivable, net	110,195		-	110,195
Prepaid manufacturing	277,200		-	277,200
Other prepaid expenses	-		-	-
Total Current Assets	927,385		-	927,385

PROPERTY AND EQUIPMENT, NET	4,449		-	4,449

OTHER ASSETS
Capitalized development costs and licenses, net	1,901,330	7	(279,400)	1,621,930
Deposits	6,906		-	6,906
Other receivable	132,500		-	132,500
Total Other Assets	2,040,736		(279,400)	1,761,336

TOTAL ASSETS	2,972,570		(279,400)	2,693,170

CURRENT LIABILITIES
Accounts payable	707,437		-	707,437
Accrued expenses	332,049	1	1,821,620	2,153,669
Payroll taxes payable	782,554		-	782,554
Deferred compensation	533,010		-	533,010
Advance from customer	-		-	-
Deferred revenue	1,326,653		-	1,326,653
Notes payable, current portion	344,221		-	344,221
Derivative liability	3,397,012	2	185,489	3,582,501
Convertible notes payable, net of discounts	2,143,077	3	(35,140)	2,107,937
Total Current Liabilities	9,566,013		1,971,969	11,537,982

Total Liabilities	9,566,013		1,971,969	11,537,982

MINORITY INTEREST	279,400	7	(279,400)	-

STOCKHOLDERS' DEFICIT
Common stock	51,190		-	51,190
Additional paid in capital	4,973,450	4	(2,183,056)	2,790,394
Accumulated deficit	(11,897,483)		211,087	(11,686,396)
Total Stockholders' Deficit	(6,872,843)		(1,971,969)	(8,844,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,972,570		$(279,400)	$2,693,170

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Three Months Ended March 31, 2008

	As Reported	Ref	Adjustments	As Restated

NET SALES	$3,240,866		$-	$3,240,866

COST OF SALES	2,450,012		-	2,450,012

GROSS PROFIT	790,854		-	790,854

OPERATING EXPENSES
Professional fees	177,412		-	177,412
Wages and salaries	151,852		-	151,852
Selling, general and administrative	353,552		-	353,552
Total Operating Expenses	682,816		-	682,816

NET INCOME (LOSS) FROM OPERATIONS	108,038		-	108,038

OTHER INCOME (EXPENSE)
Interest expense	(45,224)		-	(45,224)
Net financing income (expense)	(31,853)	5	(14,694)	(46,547)
Gain (loss) on valuation of derivative liability	(7,515,916)	6	(4,887,499)	(12,403,415)
Total Other Income (Expense)	(7,592,993)		(4,902,193)	(12,495,186)

NET INCOME (LOSS) BEFORE INCOME TAXES	(7,484,955)		(4,902,193)	(12,387,148)

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS)	$(7,484,955)		$(4,902,193)	$(12,387,148)

BASIC INCOME (LOSS) PER SHARE	$(0.15)		$(0.09)	$(0.24)
DILUTED INCOME (LOSS) PER SHARE	$(0.15)		$0.15	$0.00

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Three Months Ended March 31, 2007

	As Reported	Ref	Adjustments	As Restated

NET SALES	$-		$-	$-

COST OF SALES	-		-	-

GROSS PROFIT	-		-	-

OPERATING EXPENSES
Professional fees	12,500		-	12,500
Wages and salaries	86,350		-	86,350
Selling, general and administrative	74,090		-	74,090
Total Operating Expenses	172,940		-	172,940

NET INCOME (LOSS) FROM OPERATIONS	(172,940)		-	(172,940)

OTHER INCOME (EXPENSE)
Interest expense	(30,458)		-	(30,458)
Net financing income (expense)	(69,226)	5	23,156	(46,070)
Gain (loss) on valuation of derivative liability	796,831	6	(169,095)	627,736
Total Other Income (Expense)	697,147		(145,939)	551,208

NET INCOME (LOSS) BEFORE INCOME TAXES	524,207		(145,939)	378,268

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS)	$524,207		$(145,939)	$378,268

BASIC INCOME (LOSS) PER SHARE	$0.01		$(0.00)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$0.00		$(0.00)	$(0.00)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2008

	As Reported	Ref	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,484,955)		$(4,902,193)	$(12,387,148)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Minority interest	-			-
Depreciation and amortization	644		-	644
Amortization of discount on convertible notes	31,853	5	14,694	46,547
Amortization of capitalized development costs	523,000		-	523,000
Amortization of discount on on notes payable	2,433		-	2,433
Net change in derivative liability	7,515,916	6	4,887,499	12,403,415
Change in operating assets and liabilities:
Accounts receivable and other receivable	(319,205)		-	(319,205)
Prepaids	277,200		-	277,200
Accounts payable and accrued expenses	(109,622)		-	(109,622)
Deferred compensation	(103,142)		-	(103,142)
Deferred revenue	(326,958)		-	(326,958)

Net Cash Provided by Operating Activities	7,164		-	7,164

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development costs and licenses	(553,041)			(553,041)
Net Cash Used in Investing Activities	(553,041)		-	(553,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	205,000		-	205,000
Payments on notes payable	(20,000)		-	(20,000)
Net Cash Provided by Financing Activities	185,000		-	185,000

INCREASE IN CASH	(360,877)		-	(360,877)

CASH, BEGINNING OF YEAR	539,990		-	539,990

CASH, END OF YEAR	$179,113		$-	$179,113

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2007

	As Reported	Ref	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$524,207		$(145,939)	$378,268
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Minority interest	29,400	7	(29,400)	-
Depreciation and amortization	1,634		-	1,634
Amortization of discount on convertible notes	69,226	5	(23,156)	46,070
Net change in derivative liability	(796,831)	6	169,095	(627,736)
Change in operating assets and liabilities:
Accounts receivable and other receivable	114,732		-	114,732
Prepaids	4,411		-	4,411
Accounts payable and accrued expenses	58,840		-	58,840
Deferred compensation	13,100		-	13,100
Net Cash Provided (Used) by Operating Activities	18,719		(29,400)	(10,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development costs and licenses	(448,231)	7	29,400	(418,831)

Net Cash Used in Investing Activities	(448,231)		29,400	(418,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	475,000		-	475,000
Proceeds from convertible notes payable	80,000		-	80,000
Payments on notes payable	(2,500)		-	(2,500)
Net Cash Provided by Financing Activities	552,500		-	552,500

INCREASE IN CASH	122,988		-	122,988

CASH, BEGINNING OF YEAR	24,976		-	24,976

CASH, END OF YEAR	$147,964		$-	$147,964

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION COMPANY UPDATE AS NEEDED

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

For the three months ended March 31, 2008, operating expenses totaled $682,816 as compared to $172,940 for the three months ended March 31, 2007. This was an increase of $509,876 or 294.8%. The increase in operating expenses resulted from Entertainment increasing $20,270 or 616.1% due to the necessity of entertaining clients and prospective distribution and licensing partners, corporate marketing increasing $126,827 or 2536.6% to $131,827 due to the company’s efforts to increase shareholder awareness and to promote our stock, games marketing of $61,602 an increase of $51,678 or 520.7% due to the release of 5 new titles during the quarter, payroll expenses increased $65,502 or 75.9% to $151,852 due to the increase in employees, professional fees increasing from $12,500 for the 3 months ending March 31, 2007 to $177,412 an increase of $164,912 or 1319.3% for the three months ending March 31, 2008 due to increases in attorney fees of $33,279 due to our February 2008 financing and an increase in professional fees paid to consultants.  Travel also increased $20,929 or 6063.7% to $30,422 for the three months ended March 31, 2008 due to our attendance in an international trade show and required meetings with consultants to help secure product lines for 2008 and 2008. We corrected Discount Amortization in the amount of $46,547 for the three months ended March 31, 2008 as compared to $46,070 for the three months ended March 31, 2007, due to errors in recording amortization accurately. There were no significant decreases in operating expenses due to the fact that we released 5 new titles during the quarter and hired additional staff to support our efforts.

Interest expense was $45,224 and $30,458 for the three months ended March 31, 2008 and 2007, respectively. This was an increase of $48.5%, or $14,766 which was a result of our February 2008 financing as well as additional interest on our other notes from investors.

We had $12,403,415 in loss on the valuation of derivative liability for the three months ended March 31, 2008 compared to a gain of $627,736 for the three months ended March 31, 2008.  This was due to a recalculation of our derivative liability.

 Our net loss was $ 12,387,148 for the three months ended March 31, 2008 compared to a net gain of $ 378,268 for the three months ended March 31, 2007. The decrease in profitability for the three months ended March 31, 20087 was entirely due to loss on valuation of derivative liability as we had a operational profit of $108,038 as compared to a $172,940 loss for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008 our cash balance was $179,113 compared to $539,990 at December 31, 2007. Total current assets at March 31, 2008 were $608,513 compared to $927,385 at December 31, 2007. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008. The Company reached this conclusion by recognizing that a major portion ($2,154,484) of our debt is attributed to convertible notes payable, which we expect to be converted into shares, Deferred Revenue ($999,695) will be reclassified as revenue upon the completion of the current projects in development, and Derivative Liability ($15,985,916) would be the amount of cash required should our investors call in our outstanding loans. We do not believe will happen anytime in the near future. We have informally negotiated with the IRS to pay down our Payroll Taxes liability in the amount of $10,000 per month. The Company is negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($429,868). In addition, based on our schedule of development for the remainder of the year, we anticipate an increase in sales, profitability and cash receipts in 2008 which will allow the Company to continue to pay down our working capital requirements and help avoid additional need for working capital.

For the three months ended March 31, 2008, net cash provided in operating activities was $7,164 compared to net cash used in operating activities was $10,681 for the three months ended March 31, 2007.   The decrease in cash used in operating activities can be attributed to significant decreases in Accounts Receivable, Accounts Payable and Accrued Expenses and Deferred Compensation and Deferred Revenue as well as an increase in Prepaid Expenses and the Amortization of capitalized development costs and licenses.

For the three months ended March 31, 2008, net cash used in investing activities was $553,041, compared to net cash used in investing activities of $418,831 for the three months ended March 31, 2007. The increase in cash used in investing activities of $134,210 for the three months ending March 31, 2008, was due to the increase in payment made for capitalized development and licenses.

For the three months ended March 31, 2008, net cash provided by Financing Activities was $185,000 compared to $552,500  for the three months ended March 31, 2007. We received proceeds from a Convertible Note transaction of $205,000 during the period ending March 31, 2008 as compared to $80,000 received from our convertible notes agreement of February 2006, plus advances for our upcoming product releases of $475,000 which comprise the majority of this balance ending March 31, 2007.

Our accounts receivable at March 31, 2008 was $429,400, compared to $110,195 at December 31, 2007. The change in accounts receivable is primarily due to the fact that we issued four invoices near quarter end which remained unpaid.

As of March 31, 2008 we had a working capital deficiency of $23,027,142. $15,985,916 is attributed to Derivative Liability related to our historical financing agreements, other major portions of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2008:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years
Notes Payable	$2,686,138	$2,686,138
Operating Lease Obligations	$147,845	$116,611	$31,234
License Fee Obligations	$60,000	$60,000
Total	$2,893,983	$2,862,749	$31,234

In February 2008, we obtained an unsecured loan from two accredited investors in the amount of $227,889.  The note was issued at a 10% discount and is being amortized over the one year note.  We received a net of $205,000 from this loan.  As of March 31, 2008 the balance owed net of discount is $207,433.

In July 2007, we entered into a convertible debenture in the amount of $200,000, as of 12/31/2007 net of discount, the balance owed is $137,084.

In March 2007, we entered into a convertible debenture in the amount of $80,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. The notes if called would be payable February 2007.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and were due February 1, 2006.  As of March 31, 2008 the balance due is $194,093.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. The balance due as of March 31, 2008 is $1,690,400. To date, these notes are past due and have not been called.

In August 2003, we obtained an unsecured loan from an individual in the amount of $355,000 including interest. We have a remaining balance of $130,128 and plan to pay off the entire balance in the year 2008.

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

Allowance For Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of March 31, 2008, the allowance for doubtful accounts holds $0 balance as none of our accounts receivable are deemed uncollectible.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $1,651,971 at March 31, 2008. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s internal controls over financial reporting and its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to the limited financial background of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves we intend to hire additional personnel to remedy such deficiencies.

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

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

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

DATE: January 9, 2009

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

BY:	/S/ SIRUS AHMADI
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

BY:	/S/ KEITH TANAKA
KEITH TANAKA
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR