Form 10-Q/A
period 2008-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2009-01-16
CIK 1136424

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-7

Notes to the Condensed Consolidated Financial Statements	F-9

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(as restated)	(as restated)
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$523,501	$539,990
Accounts receivable, net of allowance for doubtful accounts of $-0- and $62,500 in 2008 and 2007, respectively	1,441,790	110,195
Prepaid manufacturing	150,000	277,200

Total Current Assets	2,115,291	927,385

PROPERTY AND EQUIPMENT, NET	8,174	4,449

OTHER ASSETS

Capitalized development costs and licenses, net	2,544,043	1,621,930
Deposits	6,906	6,906
Other receivable	132,500	132,500

Total Other Assets	2,683,449	1,761,336

TOTAL ASSETS	$4,806,914	$2,693,170

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2008	2007
	(as restated)	(as restated)
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$621,002	$707,437
Accrued expenses	2,309,018	2,153,669
Payroll taxes payable	737,624	782,554
Deferred compensation	409,253	533,010
Deferred revenue	3,217,049	1,326,653
Notes payable, net of discount of $14,650 in 2008	407,221	344,221
Derivative liability	8,265,897	3,582,501
Convertible notes payable, net of discount of $16,368 and $109,463 in 2008 and 2007, respectively	2,201,032	2,107,937

Total Current Liabilities	18,168,096	11,537,982

Total Liabilities	18,168,096	11,537,982

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	2,790,394	2,790,394
Accumulated deficit	(16,202,766)	(11,686,396)

Total Stockholders' Deficit	(13,361,182)	(8,844,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,806,914	$2,693,170

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(as restated)	(as restated)	(as restated)	(as restated)

NET SALES	$1,518,992	$819,330	$4,759,858	$819,330

COST OF SALES	817,039	376,830	3,267,051	376,830

GROSS PROFIT	701,953	442,500	1,492,807	442,500

OPERATING EXPENSES

Professional fees	97,961	68,750	275,373	81,250
Wages and salaries	154,870	86,130	306,722	172,480
Selling, general and administrative	309,663	200,141	663,215	274,231

Total Operating Expenses	562,494	355,021	1,245,310	527,961

NET INCOME (LOSS) FROM OPERATIONS	139,459	87,479	247,497	(85,461)

OTHER INCOME (EXPENSE)

Interest expense	(52,281)	(35,138)	(97,505)	(65,596)
Net financing expense	(46,547)	(58,710)	(93,094)	(104,780)
Gain (loss) on valuation of derivative liability	7,720,019	2,179,854	(4,683,396)	2,807,590
Gain on debt forgiveness	110,128	-	110,128	-

Total Other Income (Expense)	7,731,319	2,086,006	(4,763,867)	2,637,214

NET INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	7,870,778	2,173,485	(4,516,370)	2,551,753

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	7,870,778	2,173,485	(4,516,370)	2,551,753

MINORITY INTEREST	-	-	-	-

NET INCOME (LOSS)	$7,870,778	$2,173,485	$(4,516,370)	$2,551,753

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(as restated)	(as restated)	(as restated)	(as restated)

BASIC INCOME (LOSS) PER SHARE	$0.15	$0.04	$(0.09)	$0.05
DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	51,189,065	51,189,065	51,189,065	51,189,065

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	197,059,065	188,427,160	197,059,065	51,189,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(4,516,370)	$2,551,753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	967	3,041
Amortization of discount on convertible notes payable	93,095	104,780
Amortization of capitalized development costs and licenses	634,741	-
Amortization of discount on on notes payable	8,128	-
Gain on debt forgiveness	(110,128)	-
Net change in derivative liability	4,683,396	(2,807,590)
Change in operating assets and liabilities:
Accounts receivable and other receivable	(1,331,595)	55,232
Prepaid expenses	127,200	4,411
Accounts payable and accrued expenses	23,984	169,351
Deferred compensation	(123,757)	(300)
Deferred revenue	1,890,396	-

Net Cash Provided by Operating Activities	1,380,057	80,678

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(1,556,854)	(746,217)
Purchase of property and equipment	(4,692)	-

Net Cash Used in Investing Activities	(1,561,546)	(746,217)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	-	831,250
Proceeds from convertible notes payable	-	80,000
Proceeds from notes payable	205,000	-
Payments on notes payable	(40,000)	(2,500)

Net Cash Provided by Financing Activities	$165,000	$908,750

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Earnings (loss) per share:
Income (loss) (numerator) - basic	$7,870,778	$2,173,485	$(4,516,370)	$2,551,753
Effect of dilutive securities, convertible notes payable	(7,673,472)	(2,121,144)	4,776,490	(2,702,810)

Income (loss) (numerator) - diluted	$197,306	$52,341	$260,120	$(151,057)

Shares (denominator) - basic	51,189,065	51,189,065	51,189,065	51,189,065
Effect of dilutive securities, convertible notes payable	110,870,000	137,238,095	110,870,000	-
Warrants	35,000,000	-	35,000,000	-

Shares (denominator) - diluted	197,059,065	188,427,160	197,059,065	51,189,065

Per share amount - basic	$0.15	$0.04	$(0.09)	$0.05

Per share amount - diluted	$0.00	$0.00	$0.00	$(0.00)

For the periods ended June 30, 2008, the Company had warrants to purchase 35,000,000 common shares exercisable at $0.20 per share. Since the exercise price was higher than the trading price at June 30, 2008 (the trading price was $0.07 per share), they are not included in the diluted earnings calculation.

For the period ended June 30, 2007, the Company had warrants to purchase 70,000,000 common shares exercisable at $0.20 and $0.05 per share. Since the exercise prices were higher than the trading price at June 30, 2007 (the trading price was $0.035 per share), they are not included in the diluted earnings calculation.

For the period ended June 30, 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into 137,238,098 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
  June 30, 2008 (Unaudited) and December 31, 2007

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, at June 30, 2008, the Company had an accumulated deficit of approximately $16,200,000 and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

For the six months ended June 30, 2008, the Company amortized the debt discount and charged to interest expense $93,094.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
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

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $-0- and $59,355, respectively.

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

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $-0- and $45,425, respectively.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion; net of discount of $-0- at June 30, 2008 and December 31, 2007.	$1,690,400	$1,690,400

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at June 30, 2008 and December 31, 2007.	247,000	247,000

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at June 30, 2008 and December 31, 2007.	80,000	80,000

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $8,184 and $54,731 at June 30, 2008 and December 31, 2007, respectively.	91,816	45,269

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matures August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $8,184 and $54,732 at June 30, 2008 and December 31, 2007, respectively.	91,816	45,268

Total convertible notes payable, net of discount of $16,368 and $109,463 at June 30, 2008 and December 31, 2007, respectively.	2,201,032	2,107,937

Less: current portion	(2,201,032)	(2,107,937)

Long-term convertible notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

2009	$2,201,032
Thereafter	-

Total	$2,201,032

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 5 -	NOTES PAYABLE

Notes payable are detailed as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006.	$194,093	$194,093

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	106,564	-

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	106,564	-

Note payable to an individual; total interest of $88,000 (50,000 pounds) due; principal and interest due upon receipt of first $355,000 of product sales from British publisher, unsecured. Remaining balance due of $110,128 was forgiven during 2nd quarter 2008.	-	150,128

Total notes payable	407,221	344,221

Less: current portion	(407,221)	(344,221)

Long-term notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

2009	$407,221
Thereafter	-
Total	$407,221

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 6 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at March 31, 2008 consisted of the following (only including non-fully amortized costs):

	Development	License	Combined
	Costs	Costs	Totals

Capitalized development costs and licenses	$982,635	$2,651,579	$3,634,214
Less: impairment	(129,930)	(156,500)	(286,430)
Less: accumulated amortization	-	(803,741)	(803,741)

Net balance	$852,705	$1,691,338	$2,544,043

Amortization expense was $634,741 and $-0- for the six months ended June 30, 2008 and 2007, respectively.

The Company’s total impairment losses of $286,430 on the capitalized costs were determined as a result of the projects either being cancelled or terminated.

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 and the consolidated statements of operations and cash flows for the periods ended June 30, 2008 and 2007 have been restated to correct the following errors in its previously issued financial statements:

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

The impact on these restatement adjustments is as follows: (1) increase reported net income by $4,858,461 from net income of $3,012,317 to net income of $7,870,778 for the three months ended June 30, 2008, (2) increase reported net loss by $43,732 from a net loss of $4,472,638 to a net loss of $4,516,370 for the six months ended June 30, 2008, (3) decrease reported net loss by $2,591,508 from a net loss of $418,023 to net income of $2,173,485 for the three months ended June 30, 2007, and (4) increase reported net income by $2,445,569 from net income of $106,184 to net income of $2,551,753. There was no effect on the total cash flows.

The following are reconciliations of the Company’s Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 and Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three and six months ended June 30, 2008 and 2007.

1.      Estimated accrual for liquidated damages under a registration rights agreement issued in connection with Convertible debt.
2.      Correction in the recording of the fair value of embedded derivatives and warrant liability as of June 30, 2008 and December 31, 2007.
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

The comparisons between the initial and restated financial statements are as follows:

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheet
As of June 30, 2008

	As Reported	Ref	Adjustments	As Restated

CURRENT ASSETS
Cash and cash equivalents	$523,501		$-	$523,501
Accounts receivable, net	1,441,790		-	1,441,790
Prepaid manufacturing	150,000		-	150,000
Total Current Assets	2,115,291		-	2,115,291

PROPERTY AND EQUIPMENT, NET	8,174		-	8,174

OTHER ASSETS
Capitalized development costs and licenses, net	2,823,443	7	(279,400)	2,544,043
Deposits	6,906		-	6,906
Other receivable	132,500		-	132,500
Total Other Assets	2,962,849		(279,400)	2,683,449

TOTAL ASSETS	5,086,314		(279,400)	4,806,914

CURRENT LIABILITIES
Accounts payable	621,004		-	621,004
Accrued expenses	487,398	1	1,821,620	2,309,018
Payroll taxes payable	737,624		-	737,624
Deferred compensation	409,253		-	409,253
Advance from customer	-		-	-
Deferred revenue	3,217,049		-	3,217,049
Notes payable, net of discount	407,221		-	407,221
Derivative liability	8,066,064	2	199,833	8,265,897
Convertible notes payable, net of discount	2,206,782	3	(5,750)	2,201,032
Total Current Liabilities	16,152,395		2,015,703	18,168,098

Total Liabilities	16,152,395		2,015,703	18,168,098

MINORITY INTEREST	279,400	7	(279,400)	-

STOCKHOLDERS' DEFICIT
Common stock	51,190		-	51,190
Additional paid in capital	4,973,450	4	(2,183,056)	2,790,394
Accumulated deficit	(16,370,121)		167,353	(16,202,768)
Total Stockholders' Deficit	(11,345,481)		(2,015,703)	(13,361,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,086,314		$(279,400)	$4,806,914

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheet
As of December 31, 2007

	As Reported	Ref	Adjustments	As Restated

CURRENT ASSETS
Cash and cash equivalents	$539,990		$-	$539,990
Accounts receivable, net	110,195		-	110,195
Prepaid manufacturing	277,200		-	277,200
Other prepaid expenses	-		-	-
Total Current Assets	927,385		-	927,385

PROPERTY AND EQUIPMENT, NET	4,449		-	4,449

OTHER ASSETS
Capitalized development costs and licenses, net	1,901,330	7	(279,400)	1,621,930
Deposits	6,906		-	6,906
Other receivable	132,500		-	132,500
Total Other Assets	2,040,736		(279,400)	1,761,336

TOTAL ASSETS	2,972,570		(279,400)	2,693,170

CURRENT LIABILITIES
Accounts payable	707,437		-	707,437
Accrued expenses	332,049	1	1,821,620	2,153,669
Payroll taxes payable	782,554		-	782,554
Deferred compensation	533,010		-	533,010
Advance from customer	-		-	-
Deferred revenue	1,326,653		-	1,326,653
Notes payable, current portion	344,221		-	344,221
Derivative liability	3,397,012	2	185,489	3,582,501
Convertible notes payable, net of discounts	2,143,077	3	(35,140)	2,107,937
Total Current Liabilities	9,566,013		1,971,969	11,537,982

Total Liabilities	9,566,013		1,971,969	11,537,982

MINORITY INTEREST	279,400	7	(279,400)	-

STOCKHOLDERS' DEFICIT
Common stock	51,190		-	51,190
Additional paid in capital	4,973,450	4	(2,183,056)	2,790,394
Accumulated deficit	(11,897,483)		211,087	(11,686,396)
Total Stockholders' Deficit	(6,872,843)		(1,971,969)	(8,844,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,972,570		$(279,400)	$2,693,170

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Three Months Ended June 30, 2008

	As Reported	Ref	Adjustments	As Restated

NET SALES	$1,518,992		$-	$1,518,992

COST OF SALES	817,039		-	817,039

GROSS PROFIT	701,953		-	701,953

OPERATING EXPENSES
Professional fees	97,961		-	97,961
Wages and salaries	154,870		-	154,870
Selling, general and administrative	309,663		-	309,663
Total Operating Expenses	562,494		-	562,494

NET INCOME (LOSS) FROM OPERATIONS	139,459		-	139,459

OTHER INCOME (EXPENSE)
Interest expense	(52,281)		-	(52,281)
Net financing income (expense)	(31,853)	5	(14,694)	(46,547)
Gain (loss) on valuation of derivative liability	2,846,864	6	4,873,155	7,720,019
Gain on forgiveness of debt	110,128			110,128
Total Other Income (Expense)	2,872,858		4,858,461	7,731,319

NET INCOME (LOSS) BEFORE INCOME TAXES	3,012,317		4,858,461	7,870,778

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS)	$3,012,317		$4,858,461	$7,870,778

BASIC INCOME (LOSS) PER SHARE	$0.06		$0.09	$0.15
DILUTED INCOME (LOSS) PER SHARE	$0.01		$(0.01)	$0.00

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Three Months Ended June 30, 2007

	As Reported	Ref	Adjustments	As Restated

NET SALES	$819,330		$-	$819,330

COST OF SALES	376,830		-	376,830

GROSS PROFIT	442,500		-	442,500

OPERATING EXPENSES
Professional fees	68,750		-	68,750
Wages and salaries	86,130		-	86,130
Selling, general and administrative	200,141		-	200,141
Total Operating Expenses	355,021		-	355,021

NET INCOME (LOSS) FROM OPERATIONS	87,479		-	87,479

OTHER INCOME (EXPENSE)
Interest expense	(35,138)		-	(35,138)
Net financing income (expense)	(44,399)	5	(14,311)	(58,710)
Gain (loss) on valuation of derivative liability	(425,965)	6	2,605,819	2,179,854
Total Other Income (Expense)	(505,502)		2,591,508	2,086,006

NET INCOME (LOSS) BEFORE INCOME TAXES	(418,023)		2,591,508	2,173,485

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS)	$(418,023)		$2,591,508	$2,173,485

BASIC INCOME (LOSS) PER SHARE	$(0.01)		$0.05	$0.04
DILUTED INCOME (LOSS) PER SHARE	$(0.01)		$0.01	$0.00

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Six Months Ended June 30, 2008

	As Reported	Ref	Adjustments	As Restated

NET SALES	$4,759,858		$-	$4,759,858

COST OF SALES	3,267,051		-	3,267,051

GROSS PROFIT	1,492,807		-	1,492,807

OPERATING EXPENSES
Professional fees	275,373		-	275,373
Wages and salaries	306,722		-	306,722
Selling, general and administrative	663,215		-	663,215
Total Operating Expenses	1,245,310		-	1,245,310

NET INCOME (LOSS) FROM OPERATIONS	247,497		-	247,497

OTHER INCOME (EXPENSE)
Interest expense	(97,505)		-	(97,505)
Net financing income (expense)	(63,706)	5	(29,388)	(93,094)
Gain (loss) on valuation of derivative liability	(4,669,052)	6	(14,344)	(4,683,396)
Gain on forgiveness of debt	110,128			110,128
Total Other Income (Expense)	(4,720,135)		(43,732)	(4,763,867)

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,472,638)		(43,732)	(4,516,370)

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS)	$(4,472,638)		$(43,732)	$(4,516,370)

BASIC INCOME (LOSS) PER SHARE	$(0.09)		$0.00	$(0.09)
DILUTED INCOME (LOSS) PER SHARE	$(0.09)		$0.09	$0.00

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Operations
For the Six Months Ended June 30, 2007

	As Reported	Ref	Adjustments	As Restated

NET SALES	$819,330		$-	$819,330

COST OF SALES	376,830		-	376,830

GROSS PROFIT	442,500		-	442,500

OPERATING EXPENSES
Professional fees	81,250		-	81,250
Wages and salaries	172,480		-	172,480
Selling, general and administrative	274,231		-	274,231
Total Operating Expenses	527,961		-	527,961

NET INCOME (LOSS) FROM OPERATIONS	(85,461)		-	(85,461)

OTHER INCOME (EXPENSE)
Interest expense	(65,596)		-	(65,596)
Net financing income (expense)	(113,625)	5	8,845	(104,780)
Gain (loss) on valuation of derivative liability	370,866	6	2,436,724	2,807,590
Total Other Income (Expense)	191,645		2,445,569	2,637,214

NET INCOME (LOSS) BEFORE INCOME TAXES	106,184		2,445,569	2,551,753

PROVISION FOR INCOME TAXES	-		-	-

NET INCOME (LOSS)	$106,184		$2,445,569	$2,551,753

BASIC INCOME (LOSS) PER SHARE	$0.00		$0.05	$0.05
DILUTED INCOME (LOSS) PER SHARE	$0.00		$(0.00)	$(0.00)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2008

	As Reported	Ref	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,472,638)		$(43,732)	$(4,516,370)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	967		-	967
Amortization of discount on convertible notes	63,705	5	29,388	93,093
Amortization of capitalized development costs	634,741		-	634,741
Amortization of discount on on notes payable	8,128		-	8,128
Gain on debt forgiveness	(110,128)		-	(110,128)
Net change in derivative liability	4,669,052	6	14,344	4,683,396
Change in operating assets and liabilities:
Accounts receivable and other receivable	(1,331,595)		-	(1,331,595)
Prepaids	127,200		-	127,200
Accounts payable and accrued expenses	23,986		-	23,986
Deferred compensation	(123,757)		-	(123,757)
Deferred revenue	1,890,396		-	1,890,396

Net Cash Provided by Operating Activities	1,380,057		-	1,380,057

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development costs and licenses	(1,556,854)		-	(1,556,854)
Purchase of property and equipment	(4,692)		-	(4,692)
Net Cash Used in Investing Activities	(1,561,546)		-	(1,561,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	205,000		-	205,000
Payments on notes payable	(40,000)		-	(40,000)
Net Cash Provided by Financing Activities	165,000		-	165,000

DECREASE IN CASH	(16,489)		-	(16,489)

CASH, BEGINNING OF YEAR	539,990		-	539,990

CASH, END OF YEAR	$523,501		$-	$523,501

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited) and December 31, 2007

NOTE 7 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2007

	As Reported	Ref	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,184		$2,445,569	$2,551,753
Adjustments to reconcile net income to net
cash provided by operating activities:
Minority interest	29,400	7	(29,400)	-
Depreciation and amortization	3,041		-	3,041
Amortization of discount on convertible notes	113,625	5	(8,845)	104,780
Net change in derivative liability	(370,866)	6	(2,436,724)	(2,807,590)
Change in operating assets and liabilities:
Accounts receivable and other receivable	55,232		-	55,232
Prepaids	4,411		-	4,411
Accounts payable and accrued expenses	169,351		-	169,351
Deferred compensation	(300)		-	(300)

Net Cash Provided by Operating Activities	110,078		(29,400)	80,678

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development costs and licenses	(775,617)	7	29,400	(746,217)
Net Cash Used in Investing Activities	(775,617)		29,400	(746,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	831,250		-	831,250
Proceeds from convertible notes payable	80,000		-	80,000
Payments on notes payable	(2,500)		-	(2,500)
Net Cash Provided by Financing Activities	908,750		-	908,750

INCREASE IN CASH	243,211		-	243,211

CASH, BEGINNING OF YEAR	24,976		-	24,976

CASH, END OF YEAR	$268,187		$-	$268,187

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

There was a 58.6%  or $ 259,452 increase in Gross profit for the three months ended June 30, 2008 which was $701,953, compared to $442,500 for the three months ended June 30, 2007. This is primarily the result of large reorders of Winter Sports (Wii).

For the three months ended June 30, 2008, operating expenses totaled $562,494 as compared to $355,021 for the three months ended June 30, 2007. This was an increase of $207,473 or 58.4%. The increase in operating expenses resulted from an increase in marketing expenses of $66,795 or 76.9% from $86,897 for the three months ended June 30, 2007 to $153,692 for the three months ended June 30, 2008, a result of the company increasing its Investor Relations efforts by $42,033 as well as attending an industry trade show, and brining on additional external help to help prepare for the upcoming 3rd quarter releases. In addition, wages and salries increased $68,740 or 79.8% from $86,130 for the three months ended June 30, 2007 to $154,870 for the three months ended June 30, 2008 due to the additon of 3 employees. However, outside service decreased from $29,350 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008 due to the increase in employees which reduced the need for temporary staff. Professional fees increased from $68,750 for the three months ended June 30, 2007 to $97,961 for the three months ended June 30, 2008, an increase of 42.5% or $29,211 due to an increase in attorney fees incurred during the quarter. Penalty increased $33,000 for the three months ended June 30, 2008 from $0 for the three months ended June 30, 2007 due to penalties incurred involving the company’s debt to the Internal Revenue Service. Other than the decrease in outside service there were no significant decreases in expenses for the quarter despite our continued effort to reduce expenses.

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

We had $46,547 in Financing Expense for the three months ended June 30, 2008 compared to $58,710 of Financing Income for the three months ended June 30, 2007.

We had $7,720,019 Gain on Derivative Liability for the three months ended June 30, 2008 as compared to a Gain of $2,179,854 for the three months ended June 30, 2007.

Our net profit was $7,870,778 for the three months ended June 30, 2008 compared to a net gain of $2,173,485 for the three months ended June 30, 2007. The increase in profitability for the three months ended June 30, 2008 was due to Gain on Derivative Liability although Net Operating Income  of $139,459 for the three months ended June 30, 2008 exceeded that of $87,479 for the three months ended June 30, 2007.

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

We had $93,094 in Financing Expense for the six months ended June 30, 2008 compared to $104,780 for the six months ended June 30, 2007.

We had $4,683,396 Loss on Derivative Liability for the six months ended June 30, 2008 as compared to a Gain of $2,807,590 for the six months ended June 30, 2007.

Our net loss was $4,516,370 for the six months ended June 30, 2008 compared to a net income of $2,551,753 for the six months ended June 30, 2007. The decrease in profitability for the six months ended June 30, 2008 was due to Loss on Derivative Liability although Net Operating Income of 247,497 for the six months ended June 30, 2008 exceeded the $85,461 Net Operating Loss for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008 our cash balance was $523,501 compared to $539,990 at December 31, 2007. Total current assets at June 30, 2008 were $2,115,291 compared to $927,385 at December 31, 2007. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008. The Company reached this conclusion by recognizing that a major portion ($2,201,032) of our debt is attributed to convertible notes payable, which we expect to be converted into shares, Deferred Revenue ($3,217,049) will be reclassified as revenue upon the completion of the current projects in development, and Derivative Liability ($8,265,897) would be the amount of cash required should our investors call in our outstanding loans. We do not believe will happen anytime in the near future. We have informally negotiated with the IRS to pay down our Payroll Taxes liability in the amount of $10,000 per month. The Company is negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($409,253). In addition, based on our schedule of development for the remainder of the year, we anticipate an increase in sales, profitability and cash receipts in 2008 which will allow the Company to continue to pay down our working capital requirements and help avoid additional need for working capital.

For the six months ended June 30, 2008, net cash provided by operating activities was $1,380,057 as compared to $80,678 for the six months ended June 30, 2007.   The increase in cash provided by operating activities can be attributed to the net change in derivative liability of $4,683,396, increase in accounts receivable  of 1,386,827 and deferred revenue of $1,890,396.

F or the six months ended June 30, 2008, net cash used in investing activities was $1,561,546, compared to net cash used in investing activities of $746,217 for the six months ended June 30, 2007. The increase in cash used in investing activities of $815,329 for the six months ending June 30, 2008, was due to payments made for development costs and licenses, and purchase of equipment.

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

As of June 30, 2008 we had a working capital deficiency of $16,052,805. A major portion of our debt is attributed to derivative liability, consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2008:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$2,608,253	$2,608,253
Operating Lease Obligations	$147,845	$116,611	$31,234
License Fee Obligations	$60,000	$60,000
Total	$2,816,898	$2,784,864	$31,234

In February 2008, we obtained an unsecured loan from two accredited investors in the amount of $227,889.  The note was issued at a 10% discount and is being amortized over the one year note.  We received a net of $205,000 from this loan.  As of June 30, 2008 the balance owed net of discount is $213,128.

In July 2007, we entered into a convertible debenture in the amount of $200,000, as of June 30, 2008 net of discount, the balance owed is $183,632.

In March 2007, we entered into a convertible debenture in the amount of $80,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. The notes if called would be payable February 2007.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and were due February 1, 2006.  As of June 30, 2008 the balance due is $194,093.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. The balance due as of June 30, 2008 is $1,690,400. To date, these notes are past due and have not been called.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $2,544,043 at June 30, 2008. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended June 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s internal controls over financial reporting and its disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to the limited financial background of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnnel to remedy such deficiencies.

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