Form 10-K
period 2008-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2009-04-15
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller-reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of such common equity as reported on the OTC Bulletin Board as of June 30, 2008, was $2,433,525.

As of February 26, 2009, the issuer had 51,189,065 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS.

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

In early 2004 we founded Conspiracy Entertainment Europe, Ltd., a United Kingdom corporation, and we owned a 51% of this entity.   The primary goal of founding a European subsidiary was to obtain publishing license agreements with Sony for PS2 and PSP for European regions, and to establish distribution channels for our products in Europe. We expected Conspiracy Entertainment Europe to enter into publishing license agreements by the end of the fiscal year ending December 31, 2005. Conspiracy Entertainment Europe was to be our sole European presence and therefore would require multiple distribution channels, for each European country we eventually choose to sell our product in. However, this plan was never realized. In December 2005, we sold our 51% investment in Conspiracy Entertainment Europe, Ltd.

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

On November 12, 2007, we entered into a licensed publisher agreement with Sony Computer Entertainment America, Inc. Under the agreement, Sony Computer Entertainment granted us a non-exclusive license to publish, have manufactured, market, distribute and sell software for Sony's handheld PS3, in the United States, Canada and Mexico. Unless earlier terminated, the license is effective for four years. Sony Computer Entertainment manufactures the software that we develop under the agreement. We are required to pay Sony Computer Entertainment a royalty fee for each unit of the licensed products that is manufactured. The royalty fee is either $3.50 or $4.50 plus 12.5% of the wholesale price depending on the size of the Blue Ray disc which can either be 25GB or 50GB.

In April 2008, we entered into a Publisher License Agreement with Microsoft to develop and/or publish one or more software products running on the Xbox 360 game system, which software products may also be made available to subscribers of Xbox Live and to license proprietary materials from Microsoft. We are required to pay Microsoft a royalty fee based on each of the licensed products manufactured.  The royalty fee ranges from $3.50 to $8.00 based on the initial wholesale price of the product and whether the title is s standard software title, hits software title or expansion pack.

ENTERTAINMENT LICENSING

While we are primarily a publisher of interactive entertainment software, on occasion an entertainment licensing opportunity may become available to us. We do not allocate a budget for entertainment licensing revenue; rather, if we purchase a license it is generally for the purpose of attaching ourselves as the publisher of the software. Because revenue from entertainment licensing has fluctuated greatly in the past,  we cannot determine what percentage of our business entertainment licensing will represent. We have entered into strategic license arrangements with entertainment and media companies that have developed well-known characters and brands and that are producing properties that are expected to form the basis for future products. Our agreements with licensors and developers generally require us to make advance royalty payments.

On February 26, 2007, we entered into an agreement with Data Design Interactive for the North American publishing rights to 10 Nintendo Wii titles. The agreement called for signature payments to be made for each title and subsequent payments to be made upon receipt of manufacturing approval. As of December 31, 2008, all 10 titles have been approved for manufacturing and are currently being sold through distribution.

On March 22, 2007, we entered into an agreement with Gamesproducer Ltd for the North American publishing rights for Power Play Pool on the Nintendo DS platform. This agreement called for a signature payment and another payment upon receipt of manufacturing approval. The product was approved for manufacturing and is currently being sold through distribution.

On April 1, 2007, we entered into an agreement with Neko Entertainment S.R.L. for the North American publishing rights to Cocoto Kart Racer on the Nintendo DS platform and Cocoto Fishing Master on the PlayStation 2 platform. This agreement called for a signature payment and another payment upon receipt of manufacturing approval. The products were both approved for manufacturing and are currently being sold through distribution.

On May 25, 2007, we entered into an agreement with 10tacle Studios AG for the North American publishing rights to Panzer Tactics on the Nintendo DS platform. This agreement called for a signature payment and 3 other milestone payments to made upon various stages of completion. The product was approved for manufacturing and is currently being sold through distribution.

On August 22, 2007, we entered into an agreement with RTL Games GmbH for the North American publishing rights for Winter Sports on both the Nintendo Wii and PlayStation 2 platforms, Biathlon on the PlayStation 2 platform, and Crash Time on the Xbox 360 platform. Both Winter Sports products were approved for manufacturing and sold during the year ended December 31, 2007. We released Biathlon in the first quarter of 2008 and released Crashtime in the second quarter 2008.  All titles under this agreement are currently being sold through distribution.

In January 2008, we entered into an agreement with Blast Entertainment Ltd., to publish Garfield: The World Lasagna Tour on PS2.  The title was approved for manufacturing and released during the 2nd Qtr 2008 and is currently being sold through distribution.

In April 2008, we entered into an agreement with DTP Lizenz and Rechte GmbH and Co. KG to publish Summer Athletics on PS2, X360 and Wii.  The products were approved for manufacturing and are currently being sold through distribution.

In May 2008, we entered into an agreement with RTL Games GmbH for the North American publishing rights for Winter Sports 2 on the Nintendo Wii and DS, Playstation 2 and Xbox 360, the agreement also included Ski and Shot on the Playstation 2 and Nintendo Wii platforms.  All titles under this agreement were approved for manufacturing during the 4th quarter 2008 and are currently being sold through distribution.

In June 2008, we entered into an agreement with Lago s.r.l. to publish SBK: Superbike World Championship on the PS2, PS3, PSP, Wii, DS, and X360.  The developer was unable to complete deliver as contracted by September 2008 but eventually the PS2, PSP, PS3 and X360 versions were approved for manufacturing and released during the 1st Qtr 2009.  The Wii and DS versions were cancelled by Lago.

DEVELOPMENT

We design and develop our titles primarily through third parties with whom we have relationships. We typically select these independent third-party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms. We contract with the third-party developers for specific or multiple titles. We currently have a contract for the design and development of Crazy Chicken with Phenomedia Publishing and one for the design and development of Real Heroes: Firefighter with Epicenter.  These titles are both scheduled for a 2009 release and will be sold through outsourced distributors.

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

ENTER INTERNATIONAL MARKETS. We have decided to seek exclusive distribution (similar to our U.S. operations) instead of having a physical presence in Europe. With the advance of technology we feel that we can do this effectively via email communications and periodic trips to Europe in lieu of having to support a physical location. We believe this will save us considerably moving forward. In 2006 we licensed two products to European distributors and although we did not generate any European revenue in 2007 look to generate revenues from additional titles via exclusive distribution in 2008 and moving forward.

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

OUR PRODUCT DEVELOPMENT STRATEGY

We have secured orders to pre-sell a number of our interactive entertainment titles. We plan to use the following product development strategy to develop consistent quality titles for future release:

DEVELOP NEW TITLES FOR 2009/2010. Over the next several years, we plan to transition from licensing and subcontracting the development of our products to internal development. Because of the 24-36 month development cycle for new titles, some our products for 2009/2010 will be developed through our existing license agreements.

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

EMPLOYEES

As of the date of this report, we have five full time employees and two full time consultants. We intend to hire additional full-time and part-time employees as needed. We retain independent contractors from time to time to provide various services, primarily in connection with our software development, sales activities. marketing and packaging, and other specific needs as they arise. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Form 10-K the Company’s and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

WE HAVE HISTORICALLY INCURRED SIGNIFICANT LOSSES AND OUR FINANCIAL SITUATION CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN

For the year ended December 31, 2008, we incurred a net gain of $265,603 compared to a net gain of $3,073,458 for the year-ended December 31, 2007. As of December 31, 2008, we had a working capital deficiency of $11,233,483 and an accumulated deficit of $11,420,793. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE DO NOT CONTINUE AS A GOING CONCERN, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

In their report dated April 8, 2009, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments then in place to meet expected cash requirements. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we do not continue as a going concern, investors will lose their entire investment.

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

As of March 26, 2009, we had 51,189,065 shares of common stock issued and outstanding. There are 61,250,000 shares of the Company’s common stock that are issuable upon conversion of outstanding convertible debentures and exercise of outstanding warrants and as liquidated damages in connection with such convertible debentures and warrants. All of these shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We maintain an office located at 612 Santa Monica Blvd., Santa Monica, California. We occupy approximately 1,900 square feet of office space at this location under a lease that expires in April 2009.

On January 22, 2008 we signed a lease for the adjacent property to our 612 Santa Monica Blvd. location which will expire on the same day as our lease at 612 Santa Moica Blvd., April 30, 2009. The new space is approximately 1,850 square feet of office space.

On February 9, 2009 we extended both leases through October 2010.

ITEM 3. LEGAL PROCEEDINGS.

Except as discussed below, we are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”). As of both December 31, 2008 and December 31, 2007 the Company had withholding tax payable of $376,823. As of December 31, 2008, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which it is most likely subject to penalties and interest, which have been estimated and accrued. As of December 31, 2008, the Company had not been audited or invoiced by the IRS. The amounts due as of December 31, 2008 and 2007 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol CPYE.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2007
Fiscal Quarter	High	Low	High	Low
First Quarter ended March 31	$0.83	$0.35	$0.032	$0.012
Second Quarter ended June 30	$0.4997	$0.23	$0.045	$0.02
Third Quarter ended September 30	$0.295	$0.1	$0.065	$0.02
Fourth Quarter ended December 31	$0.25	$0.07	$0.069	$0.032

Holders

As of March 25, 2009, we had 51,189,065 shares of common stock outstanding and held by approximately 441 stockholders of record. The transfer agent of our common stock is Madison Stock Transfer, Inc.

Dividends

We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity sales during the fiscal year ended December 31, 2008 that were not reported on an 8-K or 10-Q.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

For the fiscal year ended December 31, 2008 we had total revenue of $10,905,490, compared to revenue of $8,791,131 for the fiscal year ended December 31, 2007. The major components of revenues are flat fee revenue, product sales and license revenue. Flat fee revenue represents revenues generated on a flat fee basis or obtaining manufacturing approval for specific products, product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. For the period ended December 31, 2008,  we earned $90,000 in license revenue as compared to $0 license revenue earned in 2007. License revenue in 2008 consisted of revenues generated for products licensed to EUR. Product sales for the period ended December 31, 2008 were $10,615,490 was as compared to $5,516,131 for the period ended December 31, 2007. The increase in product sales revenue of $2,024,358, or 23%, is the result of our releasing 14 new titles. We also generated $200,000 in flat fee revenue for the year ending December 31, 2008 as compared to $3,275,000 for the year ending December 31, 2007 which was a result of our 10 title deal with Data Design being terminated.

The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Number of New Titles Released	18	14
Number of Titles Reordered	8	1
Average Price Per Title	$9.78	$6.70
Revenue From Internally Developed Titles	$0	$0
Partially Complete Sales	0	0
Translated Sales	$10,615,490	$5,516,131
License Revenue	$90,000	$0
Other Revenue (packaging)	$200,000	$3,275,000

The major components of cost of sales are production costs and license/development costs. Productions costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the period ended December 31, 2008, we had license/development costs of $2,841,260 as compared to $1,949,393 for period ending December 31, 2007. The increase in license/development costs of $891,867 or 45.7% was primarily the result of higher sales and the impairment of  the MOB project which was cancelled in 2008.

Gross profit totaled $1,986,165 for the fiscal year ended December 31, 2008 as compared to gross profit of $2,142,983 for the fiscal year ended December 31, 2007, a decrease of $156,818 or 7.3%. Gross profit as a percentage of sales for the fiscal year ended December 31, 2008 was 18.2% as compared to gross profit as a percentage of sales of 14.5% for the fiscal year ended December 31, 2007. The increase in our gross profit percentage is a result of the company continuing to sell Winter Sports on the Nintendo Wii format in 2008 which had a flat fee license cost, or royalty free sales.

Total operating expenses in each of the fiscal years ended December 31, 2008 and December 31, 2007 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2008 and 2007 were $2,274,978 and $2,014,776 respectively, which constituted a increase of $260,198 or 12.9%. The increase in operating expenses is attributable to increases in Marketing Fees of $160,469 for the fiscal year ended December 31, 2008, which can be attributed to both IR activity as well as Games Marketing which was used to help promote the release of Summer Athletics and Winter Sports 2.  Salary and Wages increased $194,523 or 41.9% due to the hiring of additional staff in late.  Because we had no Bad Debt in 2008, we incurred $101,520 less expense in 2008.  We also incurred $160,384 or 24% less in Professional Fees due to renegotiation with consultants despite increases in attorney fees.  We continue to make a strong effort in saving money and reducing expenses whenever possible.

Other income/expense is income and expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ending December 31, 2008, we incurred Other Income of $554,416 compared to Other Income of $2,945,252 for the period ending December 31, 2007 a decrease of $2,390,836.  The decrease in other income is related to our financing agreements with our investors (interest expense and financing expense) and also consists of a significant Gain on Valuation of Derivative Liability for the period ending December 31, 2007 of  $3,398,517 as compared to $765,697 for the period ending December 31, 2008. We also incurred Financing Costs of $109,463 for the fiscal year ended December 31, 2008 which was $106,499 or 49.3% less than the $215,962 incurred for the fiscal year ended December 31, 2007.

Our net income was $ 265,603 in the fiscal year ended December 31, 2008 compared to a net income $3,073,458  in the fiscal year ended December 31, 2007 despite we incurred higher cost of goods sold, additional expenses but significantly the change can be attributed to the substantial decrease in Gain on Valuation of Derivative Liabilities of $2,632,620 which was unrelated to our operations.

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

RESEARCH AND DEVELOPMENT

We did not spend any money on research and development during the fiscal years ended December 31, 2008 and 2007.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2008:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years
Notes Payable	$2,716,088	$2,716,088
Operating Lease Obligations	$178,606	$99,029	$79,577
License Fee Obligations	$60,000	$60,000
Total	$2,954,694	$2,875,117	$79,577

In September 2008, we enetered into two notes payable agreements totaling $80,000 with two related parties.  The notes have a fixed interest amount of $5,000 per each loan and will be repaid in 2009.

In February 2008, we entered into a two notes payable agreements with accredited investors totaling $224,595.  The notes will become due on February 2009.

In July 2007, we entered into a convertible debenture in the amount of $200,000.

In March 2007, we entered into a convertible debenture in the amount of $80,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. The notes if called would be payable February 2007.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and were due February 1, 2006. As of December 31, 2008 the balance owed is $194,093.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000 And in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. The balance due as of 12/31/08 is $1,690,400.  To date, these notes are past due and have not been called.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Beginning March 1, 2008 we have leased the space directly adjacent to 612 Santa Monica Boulevard. In February 2009 we extended both leases through October 2010.  Through the remainder of the lease term, our minimum lease payments are as follows:

2009	$99,029
2010	$79,577

Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005. Although we have only made $20,000 in payments during 2006, we are looking into our options on how to best handle this matter and plan to pay the balance in full by the end of 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, our cash balance was $424,529 as compared to $539,990 at December 31, 2007. Total current assets at December 31, 2008 were $681,349, as compared to $927,385 at December 31, 2007. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2009 will be sufficient to cover our working capital requirements for fiscal 2009. The Company reached this conclusion by assuming that because a major portion ($2,217,400) of our debt is attributed to convertible notes payable, this debt will be converted into shares (although there is no assurance that this  debt will actually be converted into shares), Deferred Revenue ($2,145,632) will be reclassified as revenue upon the completion of the current projects in development, and Derivative Liability ($2,816,604) would be the amount of cash required should our investors call in our outstanding loans. We do not believe will happen anytime in the near future. We have informally negotiated with the IRS to pay down our Payroll Taxes liability in the amount of $10,000 per month and 2008 we have negotiated with an individual to waive the unpaid portion of notes payable in the amount of $110,128. The Company is negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($371,555). In addition, based on our schedule of development for the remainder of the year, we anticipate an increase in sales, profitability and cash receipts in 2009 which will allow the Company to continue to pay down our working capital requirements and help avoid additional need for working capital.

For the year ended December 31, 2008,  net cash provided by operating activities was $3,159,557, compared to net cash provided by operating activities of $1,775,798 for the period ended December 31, 2007. The change in net cash provided by operating activities of $1,383,759 was primarily the result of our Net Income for the fiscal year ended December 31, 2007 of $3,073,458 which was considerably more than the Net Income of $265,603 for 2008. In addition, we realized a significant net change in derivative liability of $2,632,620, as well as a decrease of $490,200 in Deferred Revenue which was offset against larger amortization and impairment of capitalized development and licenses of $ 2,133,571.

For the year ended December 31, 2008 net cash used in investing activities totaled $3,520,018, compared to net cash used in investing activities of  $1,518,284 for the year ended December 31, 2007. The increase of $2,001,734 is due to increase of $ 3,510,781 in cash paid for acquisition of products and licenses in the fiscal year ended December 31, 2008.

For the period ended December 31, 2008, we received $245,000 in net cash provided by financing,  compared to net cash provided by financing activities of $257,500 for the period ended December 31, 2007. The decrease of net cash provided by financing activities of $257,500  was primarily the result of payments of $40,000 on notes payable for the year ended December 31, 2008 as compared to payments of only $22,500 for the year ended December 31, 2007.

Our accounts receivable at December 31, 2008 was $256,820, as compared to $110,195 at December 31, 2007. We had no substantial orders being placed toward the end of the fiscal year, nor any significant late paying customers.

As of December 31, 2008 we had a working capital deficiency of $11,233,483. A major portion of our debt is attributed to consulting fees, attorney fees, deferred compensation, notes payable, convertible notes payable and payroll taxes payable. Despite increasing Accounts Receivable in the fiscal year ended December 31, 2008, we also increased our debt by receiving advances from our customers, accruing additional interest for our recent fundings, and increased the convertible notes payable adjustments. We plan to continue to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

As of December 31, 2008, we owed payroll taxes to the IRS in the amount of $335,762 as compared to $405,732 as of December 31, 2007. The decrease is due to payroll taxes due as of December 31, 2008 is due to our agreement with the IRS to pay $10,000 every month to reduce our balance.

At December 31, 2008 and December 31, 2007 we had no bank debt.

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

We currently have outstanding 35,000,000 Class A Warrants and 35,000,000 Class B Warrants with exercise prices of the lower of $0.20 and $0.05, respectively. Exercise of all of these warrants would provide gross proceeds of $8,750,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments where applicable. The majority of the Company’s sales are done through exclusive distribution which requires advance payments from the distributor.  If payments are not received, product will not be published. This eliminates the need for allowance for doubtful accounts for the majority of the Company’s receivables. However the Company regularly reviews the adequacy of its accounts receivable allowance for all sales not made under the explained scenario, and after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer an allowance is established if deemed necessary by the Company’s findings. The Company reviews significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, the Company maintains a general reserve for certain invoices by applying a percentage based on the age category. The Company also monitors its accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents the Company’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of December 31, 2008, the allowance for doubtful accounts holds a balance of $62,500 representing receivables which have been deemed uncollectible.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $2,543,710 at December 31, 2008. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2008, as further described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for Conspiracy Entertainment.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of Conspiracy Entertainment’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

Management has determined that, as of the December 31, 2008 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial  reporting.  Management has assessed these deficiencies and has determined that there were weaknesses in Conspiracy Entertainment’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed  as of December 31, 2008, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

 (b) Changes in Internal Control Over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Sirus Ahmadi	39	Chief Executive Officer and Director
Keith Tanaka	46	Chief Financial Officer, Principal Accounting Officer, Secretary and Director

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

AUDIT COMMITTEE

We do not have a separately designated standing audit committee, or a committee performing similar functions, nor do not have an audit committee financial expert. The Board of Directors acts as our audit committee. Keith Tanaka a member of the board of director’s would otherwise qualify as an Audit Committee Expert. Mr. Tanaka is not an independent director.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2008, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2008, we believe that during the fiscal year ended December 31, 2008, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements except as described below:

A Form 4 was filed on February 15, 2008 for the sales of common stock by Sirus Ahmadi in transactions conducted on January 15, 2008 and January 23, 2008.

A From 4 was filed on March 28, 2008 for the sales of common stock by Sirus Ahmadi in transactions conducted on January 25, 2008, January 28, 2008, January 29, 2008, February 25, 2008 and February 26, 2008.

A Form 3 was filed, by Whalehaven Capital Fund on March 18, 2008 to report a an event requiring the filing of such report that occurred on February 29, 2008.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid during the two years ended December 31, 2008 and 2007 to our Chief Executive Officer, and our two most highly compensated executive officers, other than the Chief Executive Officer. No other officers or directors received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sirus Ahmadi - CEO	2008	324,000	(1)							324,000	(1)
	2007	279,500	(1)							279,500	(1)

Keith Tanaka, Chief Financial Officer	2008	134,400	(2)							134,400	(2)
	2007	143,200	(2)							143,200	(2)

(1) During the years ended December 31, 2008 and 2007 $0 and $0, respectively, of Mr. Ahmadi’s salary was deferred.

(2) During the year ended December 31, 2008 and 2007 $0 and $0, respectively, of Mr. Tanaka’s salary was deferred.

Executive Employment Agreements

On January 1, 2002, we entered into three-year employment agreements with Sirus Ahmadi, our Chief Executive Officer, and Keith Tanaka, our Chief Financial Officer, providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively. In addition, per the agreements, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively. Mr. Tanaka is also entitled to 10% of our total issued and outstanding common shares as of the date of the agreement. Although the employment agreements  expired as of December 31, 2004, we continue to compensate both Sirus Ahmadi and Keith Tanaka under the terms of their prior agreement with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 26, 2009. The information in this table provides the ownership information for:

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

Name of Beneficial Owner	Common Stock Beneficially Owned (2)		Percentage of Common Stock Before Offering (2)
Sirus Ahmadi(1)	14,269,131		28%
Keith Tanaka(1)	2,155,290		4.2%
Whalehaven Capital Fund Ltd.	6,735,277	(3)	13.2%
All Directors and Executive Officers as a Group (2 persons)	16,424,421		32.1%

(1) The address of the listed beneficial owners is c/o Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, California 90401

(2) Applicable percentage ownership is based on 51,189,065 shares of common stock outstanding as of February 26, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of February 26, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 26, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)   Of the 6,735,277 shares of the Company’s common stock beneficially owned by Whalehaven Capital Fund Ltd. 111,800 shares are issuable upon the conversion of a  Zero Coupon Secured Note and 113,889 shares of our common stock are issuable upon conversion of a 10% Secured Note.  The amount of shares of our common stock beneficially owned by Whalehaven does not include 12,000,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.02 per share. The address for Whalehaven Capital Fund is 3rd Floor 14 Par-LA-Ville Road, Hamilton Do HM08.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We did not enter into any transactions with related persons, promoters or control persons in the fiscal year 2008 other than as described in this Item. ..

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K or 10-KSB, and for other services normally provided in connection with statutory filings were $52,090 and $31,500  ended December 31, 2008 and December 31, 2007, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were  $3,200 and $1,500 for the years ended December 31, 2008 and December 31, 2007, respectively. The services for which such fees were paid consisted of tax return preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2008 and December 31, 2007.

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

4.25
Subscription Agreement, dated July 9, 2007,  between the Company and the signatories thereto (incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on August 20, 2007).

4.26
Form of Convertible Note issued in connection with the private placement on July 9, 2007 (Incorporated by reference to the Company’s 10-QSB  filed with the Securities and Exchange Commission on August 20, 2007).

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC

Dated: April 15, 2009	By:	/s/ Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Dated: April 15, 2009	By:	/s/ Keith Tanaka
Keith Tanaka
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sirus Ahmadi	Chief Executive Officer and Director	April 15, 2009
Sirus Ahmadi

/s/ Keith Tanaka	Chief Financial Officer,	April 15, 2009
Keith Tanaka	Principal Accounting Officer, Secretary and Director

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Conspiracy Entertainment Holdings, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Conspiracy Entertainment Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conspiracy Entertainment Holdings, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficiency and is in default on its convertible notes payable, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
April 8, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 ● Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	December 31,
	2008	2007
CURRENT ASSETS

Cash and cash equivalents	$424,529	$539,990
Accounts receivable, net	256,820	110,195
Prepaid manufacturing	-	277,200

Total Current Assets	681,349	927,385

PROPERTY AND EQUIPMENT, NET	11,158	4,449

OTHER ASSETS

Capitalized development costs and licenses, net	2,543,710	1,621,930
Deposits	6,906	6,906
Other receivable	92,500	132,500

Total Other Assets	2,643,116	1,761,336

TOTAL ASSETS	$3,335,623	$2,693,170

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2008	2007
CURRENT LIABILITIES

Accounts payable	$712,175	$707,437
Accrued expenses	2,440,193	2,153,669
Payroll taxes payable	712,585	782,554
Deferred compensation	371,555	533,010
Related party loans	80,000	-
Deferred revenue	2,145,632	1,326,653
Notes payable, net of discount of $3,183 in 2008 and $-0- in 2007	418,688	344,221
Derivative liability	2,816,604	3,582,501
Convertible notes payable, net of discount of $-0- in 2008
and $109,463 in 2007	2,217,400	2,107,937

Total Current Liabilities	11,914,832	11,537,982
Total Liabilities	11,914,832	11,537,982
COMMITMENTS
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	2,790,394	2,790,394
Accumulated deficit	(11,420,793)	(11,686,396)

Total Stockholders' Deficit	(8,579,209)	(8,844,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,335,623	$2,693,170

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2008	2007
NET SALES	$10,905,490	$8,791,131

COST OF SALES	8,919,325	6,648,149

GROSS PROFIT	1,986,165	2,142,982

OPERATING EXPENSES

Professional fees	507,165	667,549
Salaries, wages and payroll taxes	658,950	464,427
Selling, general and administrative	1,108,863	882,800

Total Operating Expenses	2,274,978	2,014,776

NET INCOME (LOSS) FROM OPERATIONS	(288,813)	128,206

OTHER INCOME (EXPENSE)

Interest expense	(212,146)	(237,303)
Net financing expense	(109,463)	(215,962)
Gain on valuation of derivative liability	765,897	3,398,517
Gain on debt forgiveness	110,128	-

Total Other Income (Expense)	554,416	2,945,252

NET INCOME BEFORE INCOME TAXES	265,603	3,073,458

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$265,603	$3,073,458

BASIC INCOME PER SHARE (Note 2)	$0.01	$0.06
DILUTED INCOME (LOSS) PER SHARE (Note 2)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit
Balance, December 31, 2006	51,189,065	$51,190	$2,790,394	$(14,759,854)

Net income for the year ended
December 31, 2007	-	-	-	3,073,458

Balance, December 31, 2007	51,189,065	51,190	2,790,394	(11,686,396)

Net income for the year ended
December 31, 2008	-	-	-	265,603

Balance, December 31, 2008	51,189,065	$51,190	$2,790,394	$(11,420,793)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$265,603	$3,073,458
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,528	5,869
Amortization of discount on convertible notes payable	109,463	215,962
Amortization and impairment of capitalized
development costs and licenses	2,589,001	455,430
Amortization of discount on notes payable	19,595	-
Gain on debt forgiveness	(110,128)	-
Net change in derivative liability	(765,897)	(3,398,517)
Change in operating assets and liabilities:
Accounts receivable and other receivable	(106,625)	241,807
Prepaid expenses	277,200	(272,788)
Accounts payable and accrued expenses	221,293	451,758
Deferred compensation	(161,455)	(105,033)
Deferred revenue	818,979	1,309,179
Advance from customers	-	(201,327)

Net Cash Provided by Operating Activities	3,159,557	1,775,798

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(3,510,781)	(1,514,056)
Purchase of property and equipment	(9,237)	(4,228)

Net Cash Used in Investing Activities	(3,520,018)	(1,518,284)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loans	80,000	-
Proceeds from convertible notes payable	-	280,000
Proceeds from notes payable	205,000	-
Payments on notes payable	(40,000)	(22,500)

Net Cash Provided by Financing Activities	$245,000	$257,500

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2008	2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(115,461)	$515,014

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	539,990	24,976

CASH AND CASH EQUIVALENTS, END OF YEAR	$424,529	$539,990

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible notes payable	$-	$280,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	NATURE OF ORGANIZATION

The  consolidated financial  statements  presented  are  those  of  Conspiracy  Entertainment Holdings,  Inc., (formerly Lance Systems,  Inc.) (the Company).  The Company was incorporated under the laws of the state of Utah on July 29, 1982 as Strategic Recovery Corporation. On February 16, 1987, the Company merged with Lance, Inc., (a Utah Corporation), and changed its name to Lance Systems, Inc. The Company was organized for the purpose of acquiring investments.  However, subsequent to the merge, the Company changed its purpose from acquiring investments to creating, developing and selling micro computer software.

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

In early 2004, the Company acquired a 51% interest in Conspiracy Entertainment Europe, LTD (CEE), a United Kingdom Corporation, to develop and distribute certain game titles in Europe. During 2004, the Company advanced $60,000 to this majority owned subsidiary to cover operating expenses.  During 2006, the Company sold it’s 51% interest in CEE for $41,000. The financial statements of CEE were consolidated with the Company through the date of sale.

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
December 31, 2008 and 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.    Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

d.    Receivables

The Company sells its products throughout the United States.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of December 31, 2008 and 2007, the allowance for doubtful accounts was $62,500.

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
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

At December 31, 2008 and 2007, $2,589,001 and $1,979,394, respectively, of amortization and impairment expense has been included in cost of sales for the years on the titles that have been released or have been discontinued during the year.

h.    Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consists of the following and are recorded at cost:

		December 31,
	Life	2008	2007
Furniture and equipment	4-5 years	$58,707	$52,687
Development tools	3 years	41,606	41,606
Computer equipment	3 years	46,285	43,068
Automobile	4 years	51,549	51,549
Leasehold improvements	5 years	24,457	24,457
Total property and equipment		222,604	213,367
Less: accumulated depreciation		(211,446)	(208,918)
Property and equipment, net		$11,158	$4,449

Provision  for  depreciation  of  property  and  equipment  is  computed using the straight-line  method for financial  reporting  purposes.  Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $2,528 and $5,869 for the years ended December 31, 2008 and 2007, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.    Property and Equipment (continued)

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2008 and 2007, no impairments were recognized.

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

Until all of the conditions of the sale have been met, amounts received on such distribution contracts are recorded as deferred income.  Although the Company regularly enters into agreements to assign accounts receivable to vendors, the Company presents revenues on gross basis per Emerging Issues Task Force ("EITF") No. 99-19, "Reporting  Revenue  Gross as a Principal  versus Net as an Agent," since the Company:

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
December 31, 2008 and 2007

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s reported deficit as of December 31, 2006, its net loss or net loss per share for 2008 and 2007 or on its reported deferred net tax assets from net operating loss carryforwards or the related valuation allowance (Note 13).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.      Income Taxes (Continued)

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in its consolidated statement of operations. As of December 31, 2008, the Company had not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

k.     Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2008 and 2007 was $540,813 and $380,343, respectively.

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

	For the Years Ended
	December 31,
	2008	2007
Earnings (loss) per share:
Net income (numerator) - basic	$265,603	$3,073,458
Effect of dilutive securities, convertible
notes payable	(656,434)	(3,182,555)

Income (loss) (numerator) - diluted	$(390,831)	$(109,097)

Shares (denominator) - basic	51,189,065	51,189,065
Effect of dilutive securities, convertible
notes payable	-	-
Warrants	-	-

Shares (denominator) - diluted	51,189,065	51,189,065

Per share amount - basic	$0.01	$0.06

Per share amount - diluted	$(0.01)	$(0.02)

For the year ended December 31, 2008 and 2007, the Company had warrants to purchase 70,000,000 common shares at a weighted average price of $0.125 and notes payable convertible into 155,672,269 and 110,870,000, respectively, common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.    Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Secured Convertible Debentures (see Note 4). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives and the warrants are valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 133.88%; and risk free interest rate from 2.76% to 3.34%. The derivatives are classified as long-term liabilities.

n.   Registration Rights

In raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants that have registration rights with liquidated damages for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date. The Company has accrued an estimated $1,821,620 in liquidation damages and is included in accrued expenses on the balance sheet at December 31, 2008 and 2007.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of December 31, 2008, the Company had an accumulated deficit of approximately $11,400,000, significant negative working capital, and is in default on its convertible notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to issue additional debt and equity to fund the release of new products in 2009 and to continue to generate cash flow from operations. The consolidated financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

For the years ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $109,463 and $90,537, respectively.

The Company entered into a Securities Purchase Agreement on March 30, 2007 for the issuance of $80,000 of convertible note (“Convertible Note”) The Convertible Note accrues interest at 15% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The note was due on August 1, 2007 and currently in default.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

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

For the years ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $-0- and $80,000, respectively.

The Company entered into a Securities Purchase Agreement on August 11, 2006 for the issuance of $247,000 of convertible note (“Convertible Note”) The Convertible Note accrues interest at 15% per annum. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The note was due on August 1, 2007 and currently in default.

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

For the years ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $-0- and $45,425, respectively.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	December 31,
	2008	2007
Convertible debentures to partnerships and funds; 5% interest payable annually; secured by the Company’s assets, matured August 2006, convertible anytime at a rate of the lesser of $0.05 per common share or 70% of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion. Currently in default.	$1,690,400	$1,690,400

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured February 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 5 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at December 31, 2008 and 2007. Currently in default.	247,000	247,000

Convertible debentures to partnerships and funds; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2007, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- at December 31, 2008 and 2007. Currently in default.	80,000	80,000

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- and $54,731 at December 31, 2008 and 2007, respectively. Currently in default.	100,000	45,269

Convertible debentures to an entity; 15% interest payable annually; secured by the Company’s assets, matured August 1, 2008, convertible anytime at the Holder’s option at a rate of the lesser of $0.02 per common share or 70% of the average of the 3 lowest closing bid prices for the last 30 days trading prior to the conversion date; net of discount of $-0- and $54,732 at December 31, 2008 and 2007, respectively. Currently in default.	100,000	45,268

Total convertible notes payable, net of discount of $-0- and $109,463 at December 31, 2008 and 2007, respectively.	2,217,400	2,107,937

Less: current portion	(2,217,400)	(2,107,937)

Long-term convertible notes payable	$-	$-

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending December 31,
2009	$2,217,400
Thereafter	-

Total	$2,217,400

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 5 -	NOTES PAYABLE

Notes payable are detailed as follows:

	December 31,
	2008	2007
Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006. Currently in default.	$194,093	$194,093

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	112,298	-

Note payable to an entity; interest at 8% per annum, interest and principal due at maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount is being amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest.	112,297	-

Note payable to an individual; total interest of $88,000 (50,000 pounds) due; principal and interest due upon receipt of first $355,000 of product sales from British publisher, unsecured. Remaining balance due of $110,128 was forgiven during 2nd quarter 2008.	-	150,128

Total notes payable, net of discount	418,688	344,221

Less: current portion	(418,688)	(344,221)

Long-term notes payable	$-	$-

Future minimum principal payments on the notes payable are as follows:

For the Years Ending December 31,
2009	$418,688
Thereafter	-

Total	$418,688

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 6 -	LEASE COMMITMENTS

On January 22, 2008, the Company signed an addendum to its current lease for a term of thirteen (13) months commencing March 1, 2008 through April 30, 2009 for its office space. On February 11, 2009, the Company signed another addendum to its office lease for an additional term of eighteen (18) months commencing May 1, 2009 through October 31, 2010 requiring base monthly rental payments of $7,958.

Future minimum lease payments under non-cancelable operating leases at December 31, 2008 were as follows:

For the Years Ending December 31,
2009	$99,029
2010	79,577
Thereafter	-

Total	$178,606

Rent expense was $94,976 and $63,378 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7 -	AGREEMENTS

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Financial Officer (CFO), providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively.  In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively.  The CFO also received 2,155,290 shares of the Company’s common stock (10% of the Company’s total issued and outstanding common shares as of the date of the agreement) as part of his employment agreement. No additional shares are owed to the CFO. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change. At December, 2008 and 2007, total deferred compensation related to these employment agreements was $371,555 and $533,010, respectively.

License Fee Agreement

The Company is obligated under a license agreement with Discovery of which $60,000 remained unpaid as of December 31, 2008 and 2007. The amount is included in accounts payable. The Company is currently attempting to negotiate either an amendment to the agreement to maintain the rights to the property or to have Discovery waive the remaining balances.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 7 -	AGREEMENTS (Continued)

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”).  As of both December 31, 2008 and 2007 the Company had withholding tax payable of $376,823.  As of December 31, 2008, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which it is most likely subject to penalties and interest which have been estimated and accrued.  As of December 31, 2008, the Company had not been audited or invoiced by the IRS.  The amounts due at December 31, 2008 and 2007 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Vacation Accrual

During the years ended December 31, 2008 and 2007, the Company did not accrue liabilities for vacation payable to employees.  The Company’s management believes vacation earned during and prior to 2008 was utilized by the employees of the Company as of December 31, 2008, and accordingly, has not recorded an accrued liability.

NOTE 8 -	CONTINGENCIES, CONCENTRATIONS AND UNCERTAINTIES

The Company operates in the computer software industry, which is highly competitive and changes rapidly.  The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Authorized Shares of Common Stock

The Company has authorized for issuance 100,000,000 shares of common stock at $0.001 par value. At December 31, 2008 the Company had 51,189,065 common shares issued and outstanding. In addition to the issued shares, the Company has 70,000,000 warrants outstanding and notes payable convertible into 155,672,269 shares as of December 31, 2008 (see Note 2 – earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion. The Company is currently in the process of increasing its authorized shares to compensate for the difference.

Major Customers

For the year ended December 31, 2008, one customer generated sales in excess of 10% of the Company’s total sales. Sales to this customer totaled $10,578,263 or 97.0% of total revenues during 2008. At December 31, 2008, the receivable balance from this customer was $256,820 (100% of net accounts receivable).

For the year ended December 31, 2007, the same customer generated sales in excess of 10% of the Company’s total sales. Sales to this customer totaled $8,228,131 or 93.6% of total revenues during 2007. At December 31, 2007, the receivable balance from this customer was $110,195 (100% of net accounts receivable).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 9 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at December 31, 2008 consisted of the following (only including non-fully amortized costs):

	Development	License	Combined
	Costs	Costs	Totals
Capitalized development costs and licenses	$1,366,385	$4,221,756	$5,588,141
Less: impairment	(872,635)	(191,500)	(1,064,135)
Less: accumulated amortization	-	(1,980,296)	(1,980,296)

Net balance	$493,750	$2,049,960	$2,543,710

Amortization expense was $1,811,296 and $1,979,394 for the years ended December 31, 2008 and 2007, respectively.

The Company’s total impairment losses of $777,705 and $286,430 for the years ended December 31, 2008 and 2007, respectively, on the capitalized costs were determined as a result of the projects either being cancelled or terminated.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:

For the Years Ending December 31,
2009	$1,238,198
2010	926,895
2011	378,617
2012	-
Thereafter	-

Total	$2,543,710

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS

In May, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance Contracts”.  SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list.  SFAS No. 163 is effective for fiscal years beginning after December 15, 2008 with certain disclosure requirements effective for the first period after May 23, 2008. We will adopt SFAS No. 163 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on its financial position and results of operations.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS (Continued)

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS No. 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal periods beginning on or after December 15, 2008. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 11 -	SHAREHOLDERS EQUITY

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through various dates. A summary of the status of warrants at December 31, 2008 and 2007, and changes during the years then ended is as follows:
	For the Year Ended		For the Year Ended
	December 31, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	70,000,000	$0.125	70,000,000	$0.125
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of year	70,000,000	$0.125	70,000,000	$0.125

Exercisable at end of year	70,000,000	$0.125	70,000,000	$0.125

A summary of the status of warrants outstanding at December 31, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.05	35,000,000	1.9 years	$0.050	35,000,000	$0.050
$0.20	35,000,000	0.9 years	0.200	35,000,000	0.200
	70,000,000		$0.125	70,000,000	$0.125

On August 31, 2004, the Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock at $0.20 per share expiring on August 31, 2009, and Class B Common Stock Purchase Warrants to purchase 21,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors.  The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 11 -	SHAREHOLDERS EQUITY (Continued)

Warrants (Continued)

On September 28, 2004, the Company sold an aggregate of $50,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share on October 31, 2009, and Class B Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company’s common stock at $0.05 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors.  The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

On February 9, 2005, the Company sold an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 13,000,000 shares of the Company’s common stock at $0.20 per share expiring on February 28, 2010, and Class B Common Stock Purchase Warrants to purchase 13,000,000 shares of the Company’s common stock at $0.05 per share expiring two and a half years after the registration of the underlying shares goes effective, to four institutional investors.  The Company received gross proceeds totaling $650,000 from the sale of the Debentures and the Warrants.

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

	A Warrants	B Warrants
Term	Contract term: 5 years	Contract terms; B warrants expire 18 to 30 months after effective registration. The Company has estimated 24 months from filing to effectiveness in determining the estimated warrant life
Volatility	Estimated future volatility determined using prior stock history of the Company over the same period as the expected term	Estimated future volatility determined using prior stock history of the Company over the same period as the expected term
Annual rate of quarterly dividends	$-0-	$-0-
Discount (risk free rate)	US Treasury rate at fair value determination date	US Treasury rate at fair value determination date

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 12 -	PREPAID MANUFACTURING

Prepaid manufacturing costs consist of fees paid in advance to the manufacturer for the production and packaging of the video games. These prepaid costs are generally short-term in nature and the Company expects to receive and ship the related finished products during the following quarter. The balance of prepaid manufacturing at December 31, 2008 and 2007 was $-0- and $277,200, respectively.

NOTE 13 -	INCOME TAXES

Income taxes from continuing operations for 2008 and 2007 differ from “expected” income taxes for those years computed by applying the U.S. federal statutory rate of 34% and State estimated rate of 5% to loss before taxes for those years as follows:

	December 31,
	2008	2007
Income tax expense at statutory rates	$(103,585)	$(1,198,649)
Items not recorded for tax purposes:
Bad debts	-	(24,375)
Amortization of discount on convertible notes	(42,691)	(84,225)
Gain on valuation of derivative liabilities	298,700	1,325,422

	152,424	18,173

Change in valuation allowance	(152,424)	(18,173)

Income tax expense	$-	$-

The Company’s net deferred tax assets consisted of the following at December 31, 2008:

Operating loss carryforwards	$1,984,853
Less: valuation allowance	(1,984,853)

Net deferred tax assets	$-

The Company has federal net operating loss carryforwards in the amount of approximately $5,090,000 at December 31, 2008, substantially all of which are also available for state income tax purposes, which are expected to begin expiring in 2022.

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
December 31, 2008 and 2007

NOTE 13 -	INCOME TAXES (Continued)

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2008 and 2007, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S. and California. The Company’s tax years for 2004 through 2008 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S., state, or local examinations by taxing authorities for years before 2004.

NOTE 14 -	RELATED PARTY LOANS

The Company received two loans during the year ended December 31, 2008 from officers of the Company. One loan is for $50,000 and the other is for $30,000. Each loan is payable on demand and requires repayment of $5,000 interest for each loan in addition to the principal balance.