Form 10-Q
period 2009-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2009-05-20
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 18, 2009, there were 51,189,065 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Operations	F-4

Condensed Consolidated Statements of Cash Flows	F-5

Notes to the Condensed Consolidated Financial Statements	F-6

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$67,147	$424,529
Accounts receivable, net	334,820	256,820
Prepaid manufacturing	-	-

Total Current Assets	401,967	681,349

PROPERTY AND EQUIPMENT, NET	14,493	11,158

OTHER ASSETS

Capitalized development costs and licenses, net	2,732,791	2,543,710
Deposits	6,906	6,906
Other receivable	92,500	92,500

Total Other Assets	2,832,197	2,643,116

TOTAL ASSETS	$3,248,657	$3,335,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$783,831	$712,175
Accrued expenses	2,485,658	2,440,193
Payroll taxes payable	689,775	712,585
Deferred compensation	362,287	371,555
Related party loans	30,000	80,000
Deferred revenue	1,907,435	2,145,632
Notes payable, net of discount of
$-0- in 2009 and $3,183 in 2008	421,871	418,688
Derivative liability	890,924	2,816,604
Convertible notes payable	2,217,400	2,217,400

Total Current Liabilities	9,789,181	11,914,832
Total Liabilities	9,789,181	11,914,832
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	2,790,394	2,790,394
Accumulated deficit	(9,382,108)	(11,420,793)

Total Stockholders' Deficit	(6,540,524)	(8,579,209)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,248,657	$3,335,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

NET SALES	$3,545,968	$3,240,866

COST OF SALES	2,943,605	2,450,012

GROSS PROFIT	602,363	790,854

OPERATING EXPENSES

Professional fees	116,000	177,412
Wages and salaries	155,827	151,852
Selling, general and administrative	167,761	353,552

Total Operating Expenses	439,588	682,816

NET INCOME FROM OPERATIONS	162,775	108,038

OTHER INCOME (EXPENSE)

Interest expense	(46,587)	(45,224)
Net financing income (expense)	(3,183)	(46,547)
Gain (loss) on valuation of derivative liability	1,925,680	(12,403,415)

Total Other Income (Expense)	1,875,910	(12,495,186)

NET INCOME (LOSS) BEFORE INCOME TAXES	2,038,685	(12,387,148)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,038,685	$(12,387,148)

BASIC INCOME (LOSS) PER SHARE	$0.04	$(0.24)
DILUTED INCOME PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	51,189,065	51,189,065

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	352,294,187	197,059,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,038,685	$(12,387,148)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	898	644
Amortization of discount on convertible notes payable	-	46,547
Amortization of capitalized development costs and licenses	191,169	523,000
Amortization of discount on notes payable	3,183	2,433
Net change in derivative liability	(1,925,680)	12,403,415
Change in operating assets and liabilities:
Accounts receivable and other receivable	(78,000)	(319,205)
Prepaid expenses	-	277,200
Accounts payable and accrued expenses	94,311	(109,622)
Deferred compensation	(9,268)	(103,142)
Deferred revenue	(238,197)	(326,958)

Net Cash Provided by Operating Activities	77,101	7,164

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(380,250)	(553,041)
Purchase of property and equipment	(4,233)	-

Net Cash Used by Investing Activities	(384,483)	(553,041)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on related party loans	(50,000)	-
Proceeds from notes payable	-	205,000
Payments on notes payable	-	(20,000)

Net Cash Provided (Used) by Financing Activities	(50,000)	185,000

DECREASE IN CASH AND CASH EQUIVALENTS	(357,382)	(360,877)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	424,529	539,990

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,147	$179,113

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible notes payable	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K which was filed on April 15, 2009.  Operating results for the three-months ended March 31, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

NOTE 2 -
GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of March 31, 2009, the Company had an accumulated deficit of approximately $9,400,000, significant negative working capital, and is in default on its debt. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2008. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues for the three months ended March 31, 2009 were $3,545,968, compared to $3,240,866 for the three months ended March 31, 2008. This represents an increase of $305,102 or 9.4%. This increase was primarily attributable to more balanced reorders unlike 2008 when the majority of sales was for Winter Sports  (Wii) and the new releases of SBK on PS2, PS3, PSP and Xbox.

There was a 23.8% decrease in gross profit for the three months ended March 31, 2009, which was $602,363, compared to $790,854 for the three months ended March 31, 2008. This decrease in gross profit was primarily the result of the 2008 Winter Sports (Wii) sales being royalty free.

For the three months ended March 31, 2009, operating expenses totaled $439,588 as compared to $682,816 for the three months ended March 31, 2008. This was a decrease of $243,228 or 35.6%. The decrease in operating expenses resulted from a decrease in marketing expenses of $138,514 or 69.5% from $199,427 for the three months ended March 31, 2008 to $60,913 for the three months ended March 31, 2009, a result of the company not initiating any new IR campaigns. In addition, the Company incurred substantial marketing expenses in 2008 for SBK, which was released in the first quarter of 2009. In addition, Penalty expenses decreased $32,972 or 100% from $32,972 for the three months ended March 31, 2008 to $0 for the three months ended March 31, 2009, which was a result of our informal payment arrangement made with the IRS. Professional fees also decreased from $177,412 for the three months ended March 31, 2008 to $116,000 for the three months ended March 31, 2009, due to negotiations with consultants to lower fees. Finally, Travel decreased $23,083 or 75.9% from $30,422 for the three months ended March 31, 2008 to $7,340 for the three months ended March 31, 2009, a result of the Company utilizing overseas consultants to assist our partners instead of sending U.S. based staff.  Auto expense increased by $11,424 or 138.5% from $8,248 for the three months ended March 31, 2008 to $19,673 for the three months ended March 31, 2009, as result of our agreements with consultants to cover their automobile expenses while working on our behalf in Europe.  Finally, Rent increased $10,991 or 70.75% from $15,535 for the three months ended March 31, 2008 to 26,526 for the three months ended March 31, 2009 due to our expanding our office space in 2008.

Interest expense was $46,587 and $45,224 for the three months ended March 31, 2009 and March 31, 2008, respectively. This was a slight increase of $1,362, or 3%.

Our gain on valuation of derivative liability was $1,925,680 for the three months ended March 31, 2009, compared to a loss of $12,403,415 for the three months ended March 31, 2008. This was an increase of $14,329,095 or 115%.

Our net income was $2,038,685 for the three months ended March 31, 2009, compared to a net loss of $12,387,187 for the three months ended March 31, 2008. The increase in net income for the three months ended March 31, 2009 was due to  a greater operational profit and a gain on valuation of derivative liability.

Liquidity and Capital Resources

As of March 31, 2009, our cash balance was $67,147, compared to $424,529 at December 31, 2008. Total current assets at March 31, 2009 were $401,967, compared to $681,349 at December 31, 2008. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2009 will be sufficient to cover our working capital requirements for fiscal 2009.  The Company reached this conclusion by assuming that a major portion ($2,217,400) of our debt is attributed to convertible notes payable. The Company expects that this debt will be eventually be converted into shares (although there is no assurance  that this debt will actually be converted into.) Deferred Revenue ($1,907,435) will be reclassified as revenue upon the completion of current projects in development. Derivative Liability ($890,924) represents the amount of cash required should our investors call in our outstanding loans.  Although we can provide no assurance that this will not occur, we do not believe this will happen anytime in the near future.  We have informally negotiated with the IRS to pay down our Payroll Taxes liability in the amount of $10,000, per month.  The Company is negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($362,287).  In addition, based on our schedule of development for the remainder of this year, we anticipate an increase in sales, profitability and cash receipts in 2009 which will allow the Company to continue to pay down our working capital requirements and help avoid the additional need for working capital.

For the three months ended March 31, 2009, net cash used provided by operating activities was $77,101 as compared to $7,164 for the three months ended March 31, 2008.   The increase in cash provided by operating activities can be attributed to larger net income as compared to a smaller change in net change in derivative liability.

For the three months ended March 31, 2009, net cash used in investing activities was $384,483, compared to net cash used in investing activities of $553,041 for the three months ended March 31, 2008. The decrease in cash used in investing activities can be attributed to less payments made for licensing and development.

 For the three months ended March 31, 2009, net cash used by Financing Activities was $50,000 compared to cash provided in the amount of $185,000 for the three months ended March 31, 2008.  This decrease in cash used by financing activities resulted primarily from the finance arrangement made in Februrary 2008.

Our accounts receivable at March 31, 2009 was $334,820, compared to $256,820 at December 31, 2008. The increase in accounts receivable is primarily attributable to a slight slowness in receiving payment from our major distributor who was purchased by a new owner.

As of March 31, 2009 we had a working capital deficiency of $9,387,214. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

At March 31, 2009, we had no bank debt.

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

Contractual Obligations

 The following table summarizes our contractual obligations as of March 31, 2009:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$2,669,271	$2,669,271
Operating Lease Obligations	$152,080	$96,376	$55,704
License Fee Obligations	$60,000	$60,000
Total	$2,881,351	$2,825,647	$55,704

In September 2008, we entered into two notes payable agreements totaling $80,000 with two related parties.  The notes have a fixed interest amount of $5,000 per each loan and will be paid in 2009.  As of March 31, 2009 the balance owed to one part has been paid and $30,000 is due to the remaining party.

In February 2008, we entered into two notes payable agreements with accredited investors totaling $227,778. To date, these notes are past due and have not been called.  The amount owed as of March 31, 2009 is $227,778.

In July 2007, we entered into a convertible debenture in the amount of $200,000. To date, these notes are past due and have not been called.  As of March 31, 2009 the balance owed is $200,000.

In March 2007, we entered into a convertible notes agreement totaling $80,000. To date, these notes are past due and have not been called.  As of March 31, 2009 the balance owed is $80,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. To date, these notes are past due and have not been called.   As of March 31,2009 the balance owed is $247,000.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. As of March 31, 2009 the balance owed is $194,093.  The notes bear no interest and were due February 1, 2006.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. The balance due as of March 31, 2009 is $1,690,400. To date, these notes are past due and have not been called.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2009	$96,376

2010	$55,704

Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005. Although we have only made $20,000 in payments to date, we are looking into our options on how to best handle this matter and plan to pay the balance in full by the end of 2009.

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

Allowance For Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of March 31, 2009, the balance of the allowance for doubtful accounts is $0.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $2,732,791 at March 31, 2009. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended March 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures at the end of the period covered by this report were not effective due to material weaknesses in the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, as further described below, such that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls

Our management, with the participation our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2009.  Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

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

DATE: May 20, 2009

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Sirus Ahmadi
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

By:	/s/ Keith Tanaka
KEITH TANAKA
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR