Form 10-K/A
period 2007-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2009-06-10
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report of Conspiracy Entertainment Holdings, Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and change Commission on April 15, 2008 (the "Original Filing") and subsequently amended on January 16, 2009 (“Amendment No. 1”).  This Amendment No. 2 is being filed for the purpose to revise certain disclosures in Item 9A(T) regarding the Company’s controls and procedures.

Other than as noted above, we have not updated the information contained herein for events occurring subsequent to April 15, 2008, the filing date of the Original Filing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with  the  participation  of  our  management,  including  our principal financial officer and principal executive officer,  we  evaluated  the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  principal financial officer and principal executive officer  concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2007, as further described below, such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC’s rules and forms and (ii)  accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot  provide  absolute assurance,  however,  that the objectives of the controls system are met, and no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the Committee of Sponsoring Organisation of the Treadway Commission (“COSO”) framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

Management has determined that, as of the December 31, 2007 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial  reporting.  Management has assessed these deficiencies and has determined that there were weaknesses in Conspiracy Entertainment’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed  as of December 31, 2007, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to the limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management’s report in this annual report.

Changes.  During the most recent quarter ended December 31, 2007, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sirus Ahmadi - CEO	2005	324,000	(1)							324,000	(1)
	2006	238,500	(1)							238,500	(1)
	2007	279,500								279,500	(1)

Keith Tanaka, Chief	2005	134,000	(2)							134,000	(2)
Financial Officer	2006	134,000	(2)							134,000	(2)
	2007	143,200								143,200	(2)

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC

Dated: June __, 2009	By:
Sirus Ahmadi
Chief Executive Officer

Dated: June __, 2009	By:
Keith Tanaka
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Chief Executive Officer and Director	June __, 2009
Sirus Ahmadi

	Chief Financial Officer, Principal	June __, 2009
Keith Tanaka	Accounting Officer, Secretary and Director

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

As discussed in Note 15 to the financial statements, management discovered various errors in recording embedded derivatives on convertible deb t, adjusting derivatives to fair market value and recording liquidating damages under registration rights agreements associated with debt.   Also capital provided from a joint venture partner was reclassified from minority interest to a reduction in deferred cost. The effects the financial statements are described in Note 15. Accordingly, the financial statements have been restated to correct the errors.

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

The Company accounts for software development costs in accordance with SFAS No. 86 “ Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ." Software development costs are capitalized once technological feasibility of a product is established and such  costs  are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes , which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes . FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

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