Form 10-Q
period 2009-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2009-08-19
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

OR

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ¨ No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ¨	Accelerated filer ¨

Non-accelerated filer ¨	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ¨ No ¨

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 17, 2009, there were 51,189,065 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS
Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	9
Item 3. Quantitative and Qualitative Disclosure About Market Risk	19
Item 4T. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
0Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	20
Item 6. Exhibits	21
SIGNATURES	22

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Operations	8

Condensed Consolidated Statements of Cash Flows	9

Notes to the Condensed Consolidated Financial Statements	10

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$198,548	$424,529
Accounts receivable, net	144,500	256,820

Total Current Assets	343,048	681,349

PROPERTY AND EQUIPMENT, NET	14,403	11,158

OTHER ASSETS

Capitalized development costs and licenses, net	3,129,046	2,543,710
Deposits	6,906	6,906
Other receivable	85,500	92,500

Total Other Assets	3,221,452	2,643,116

TOTAL ASSETS	$3,578,903	$3,335,623

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Continued)

	June 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$824,564	$712,175
Accrued expenses	2,534,738	2,440,193
Payroll taxes payable	737,169	712,585
Deferred compensation	334,273	371,555
Related party loans	30,000	80,000
Deferred revenue	2,388,238	2,145,632
Notes payable, net of discount of $-0- in 2009 and $3,183 in 2008	421,871	418,688
Derivative liability	2,156,970	2,816,604
Convertible notes payable	2,367,400	2,217,400

Total Current Liabilities	11,795,223	11,914,832

Total Liabilities	11,795,223	11,914,832

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	2,790,394	2,790,394
Accumulated deficit	(11,057,904)	(11,420,793)

Total Stockholders' Deficit	(8,216,320)	(8,579,209)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,578,903	$3,335,623

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

NET SALES	$755,223	$1,518,992	$4,301,191	$4,759,858

COST OF SALES	647,846	817,039	3,591,451	3,267,051

GROSS PROFIT	107,377	701,953	709,740	1,492,807

OPERATING EXPENSES

Professional fees	98,200	97,961	214,200	275,373
Wages and salaries	154,920	154,870	310,747	306,722
Selling, general and administrative	213,926	309,663	381,687	663,215

Total Operating Expenses	467,046	562,494	906,634	1,245,310

NET INCOME FROM OPERATIONS	(359,669)	139,459	(196,894)	247,497

OTHER INCOME (EXPENSE)

Interest expense	(50,081)	(52,281)	(96,668)	(97,505)
Net financing income (expense)	-	(46,547)	(3,183)	(93,094)
Gain (loss) on valuation of derivative liability	(1,266,046)	7,720,019	659,634	(4,683,396)
Gain on debt forgiveness	-	110,128	-	110,128

Total Other Income (Expense)	(1,316,127)	7,731,319	559,783	(4,763,867)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,675,796)	7,870,778	362,889	(4,516,370)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,675,796)	$7,870,778	$362,889	$(4,516,370)

BASIC INCOME (LOSS) PER SHARE	$(0.03)	$0.15	$0.01	$(0.09)
DILUTED INCOME PER SHARE	$(0.01)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	51,189,065	51,189,065	51,189,065	51,189,065

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	51,189,065	197,059,065	51,189,065	197,059,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$362,889	$(4,516,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,228	967
Amortization of discount on convertible notes payable	-	93,095
Amortization of capitalized development costs and licenses	196,398	634,741
Amortization of discount on notes payable	3,183	8,128
Gain on debt forgiveness	-	(110,128)
Net change in derivative liability	(659,634)	4,683,396
Change in operating assets and liabilities:
Accounts receivable and other receivable	119,320	(1,331,595)
Prepaid expenses	-	127,200
Accounts payable and accrued expenses	231,518	23,984
Deferred compensation	(37,282)	(123,757)
Deferred revenue	242,606	1,890,396

Net Cash Provided by Operating Activities	460,226	1,380,057

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(781,734)	(1,556,854)
Purchase of property and equipment	(4,473)	(4,692)

Net Cash Used by Investing Activities	(786,207)	(1,561,546)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on related party loans	(58,000)	-
Proceeds from related party loans	8,000	-
Proceeds from notes payable	150,000	205,000
Payments on notes payable	-	(40,000)

Net Cash Provided by Financing Activities	100,000	165,000

DECREASE IN CASH AND CASH EQUIVALENTS	(225,981)	(16,489)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	424,529	539,990

CASH AND CASH EQUIVALENTS, END OF PERIOD	$198,548	$523,501

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K which was filed on April 15, 2009.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

NOTE 2 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of June 30, 2009, the Company had an accumulated deficit of approximately $11,000,000, significant negative working capital, and is in default on its debt. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to issue additional debt and equity to fund the release of new products in 2009 and 2010 and to continue to generate cash flow from operations. The consolidated financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 -	MATERIAL TRANSACTIONS

Convertible Debt

On May 21, 2009, the Company entered into two separate convertible loan agreements. Each loan was for $75,000 resulting in total new debt of $150,000 during the second quarter of 2009. Both loans bear interest at 15%, mature May 21, 2010, require a payment of $37,500 on December 31, 2009 with the balance (including interest) due at maturity, and are convertible into shares of the Company's common stock at $0.01 per share (at the note holder's option at any time the debt is outstanding). At June 30, 2009, the accrued and unpaid interest on this debt was $2,494 and is included in accrued expenses.

The debt was accounted for under the provisions of Emerging Issues Task Force (EITF) 98-5 and 00-27 which resulted in no beneficial conversion feature as the conversion rate was equal to the trading price on the date of the transaction (the conversion features were not "in-the-money").

Derivative Liability

The Company has previously issued convertible debt with embedded derivatives including certain conversion features, variable interest rate features, call and default provisions. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of inception date of the Note and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company are required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. As such, the increase in the market price of the Company's common stock from March 31, 2009 to June 30, 2009 resulted in a loss on valuation of derivative liability of $1,266,046 during the three months ended June 30, 2009.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues for the three months ended June 30, 2009 were $755,223, compared to $1,518,992 for the three months ended June 30, 2008. This represents a decrease of $763,769. This decrease was primarily attributable to our distributor’s decision to postpone the release of Real Heroes: Firefighter (Wii) until 3rd quarter to take advantage of the the additional time to implement additional marketing programs in hope of generating greater long term revenues.

There was an 84.7% decrease in gross profit for the three months ended June 30, 2009 which was $107,377, compared to $701,953 for the three months ended June 30, 2008. This decrease in gross profit was primarily the result of the postponement of the release of Real Heroes: Firefighter (Wii) as well as the lack of any new releases during the quarter.  New releases generally have a higher gross profit and compared to discounted reorders and flat fee reorders.

For the three months ended June 30, 2009, operating expenses totaled $467,046 as compared to $562,494 for the three months ended June 30, 2008. This was a decrease of $95,448 or 17%. The decrease in operating expenses resulted from an decrease in marketing expenses of $67,858 or 44.2% from $153,692 for the three months ended June 30, 2008 to $85,834 for the three months ended June 30, 2009, a result of the company not initiating any new IR programs during the quarter. Travel decreased from $22,088 for the three months ended June 30, 2008 to $9,771 for the three months ended June 30, 2009 due to our consultant being present in Europe requiring less travel between the US and Europe. In addition to the decrease in expenses, we also realized an increase in rent expenses of $8,977 or 34.0% from $26,390 for the three months ended June 30, 2008 to $35,367 for the three months ended June 30, 2009 which is a result of increasing our office space by leasing the adjacent property next to our existing office. We continue our effort to reduce expenses.

Interest expense was $50,081 and $52,281 for the three months ended June 30, 2009 and June 30, 2008, respectively. This was an decrease of $2,200, or 4.2%.

Our loss derivative liability was $1,266,046 for the three months ended June 30, 2009 compared to gain on derivative liability of $7,720,019 for the three months ended June 30, 2008. The difference of $8,986,065 or 116.4% is based on the company share price which increased during the quarter. Because the company has previously issued convertible debt with embedded derivatives including certain conversion features, variable interest rate features, call and default provisions, we must record these at fair value on each balance sheet date.

 We had $0 in financing expense for the three months ended June 30, 2009 compared to $46,547 of financing expense for the three months ended June 30, 2008.

Our net loss was $1,675,796 for the three months ended June 30, 2009 compared to a net profit of $7,870,778 for the three months ended June 30, 2008. The decrease in net profit or net loss for the three months ended June 30, 2009 was due to less operating income due to the postponement of Real Heroes: Firefighter and the deriviative liability calculation which is based on our share price for the quarter.

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues for the six months ended June 30, 2009 were $4,301,191, compared to $4,759,858 for the six months ended June 30, 2008. This represents a decrease of $458,667. This decrease was primarily attributable to to our distributor’s decision to postpone the release of Real Heroes: Firefighter (Wii) until 3rd quarter to take advantage of the the additional time to implement additional marketing programs in hope of generating greater long term revenues.

There was a 52.5% decrease in gross profit for the six months ended June 30, 2009 which was $709,740, compared to $1,492,807 for the six months ended June 30, 2008. This decrease in gross profit was primarily the result of the postponement of the release of Real Heroes: Firefighter (Wii) as well as the lack of any new releases during the quarter.  New releases generally have a higher gross profit and compared to discounted reorders and flat fee reorders.

For the six months ended June 30, 2009, operating expenses totaled $906,634 as compared to $1,245,310 for the six months ended June 30, 2008. This was an decrease of $338,676 or 27.2%. The decrease in operating expenses resulted from an decrease in marketing expenses of $206,373 or 58.4% from $353,119 for the six months ended June 30, 2008 to $146,746 for the six months ended June 30, 2009, a result of the company not initiating any new IR programs during either the first or second quarters. Professional fees decreased from $275,372 for the six months ended June 30, 2008 to $214,200 which was a result of renegotiating our agreement with our European consultant. Finally, Travel decreased $35,399 or 67.4% from $52,510 for the six months ended June 30, 2008 to $17,111 for the six months ended June 30, 2009 a result of the decrease in required travel between Europe and the US as our consultant is able to visit our overseas contacts at a lower cost. These decreases were offset by increases in automobile expenses of $14,030 or 65.9% from $21,288 for the six months ended June 30, 2008 to $35,318 for the six months ended June 30, 2009 due to our agreement with our European consultant which requires the company to pay for his automobile expenses. Rent expense also increased by $20,059 or 47.8% from $41,924 for the six months ended June 30, 2008 to $61,983 for the six months ended June 30, 2009 as result of the company leasing the office space adjacent to our current office.

Interest expense was $96,668 and $97,505 for the six months ended June 30, 2009 and June 30, 2008, respectively. This was an decrease of $837, or .9%.

Our gain on derivative liability was $659,634 for the six months ended June 30, 2009 compared to loss on derivative liability of $4,683,396 for the six months ended June 30, 2008. The difference of $5,343,030 or 114.1% is based on the is based on the company share price which decreased for the six months ended June 30, 2009. Because the company has previously issued convertible debt with embedded derivatives including certain conversion features, variable interest rate features, call and default provisions, we must record these at fair value on each balance sheet date.

 We had $3,183 in financing expense for the six months ended June 30, 2009 compared to $93,905 of financing expense for the six months ended June 30, 2008.

Our net profit was $362,889 for the six months ended June 30, 2009 compared to a net loss of $4,516,370 for the six months ended June 30, 2008. The increase in net profit for the six months ended June 30, 2009 was primarily due to reduced expenses and our gain on deriviative liability.

Liquidity and Capital Resources

As of June 30, 2009 our cash balance was $198,548 compared to $424,529 at December 31, 2008. Total current assets at June 30, 2009 were $343,048 compared to $681,349 at December 31, 2008. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2009 will be sufficient to cover our working capital requirements for fiscal 2009.

           For the six months ended June 30, 2009, net cash provided by operating activities was $460,226 as compared to $1,380,057 for the six months ended June 30, 2008.   The decrease in cash used in operating activities can be attributed to the net change in derivative liability of $4,683,396 for the six months ended June 30, 2008 as compared to -659,634 for the six months ended June 30, 2008, net loss of $4,516,370 for the six months ended June 30, 2008 as compared to net income of 362,889 for the six months ended June 30, 2009 and deferred revenue of $1,890,396 for the six months ended June 30, 2008 as compared to 242,606 for the six months ended June 30, 2008.

F or the six months ended June 30, 2009, net cash used in investing activities was $786,207, compared to net cash used in investing activities of $1,561,546 for the six months ended June 30, 2008. The decrease in cash used in investing for the six months ended June 30, 2008, was due to the company making less payments for development costs and licenses as one major project Real Heroes: Firefighter (Wii) was nearing completion.

 For the six months ended June 30, 2009, net cash provided by financing activities was $100,000 compared to $165,000 for the six months ended June 30, 2008.  This decrease in cash provided by financing activities resulted primarily from obtaining a smaller financing of $150,000 in 2009 as compared to $205,000 in 2008.

Our accounts receivable at June 30, 2009 was $144,500, compared to $256,820 at December 31, 2008. The decrease in accounts receivable is primarily attributable to lack of orders being placed at quarter end and collections made during the quarter.

As of June 30, 2009 we had a working capital deficiency of $11,452,175. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

At June 30, 2009, we had no bank debt.

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

On May 21, 2009, we issued and sold a secured convertible notes in the aggregate principal amount of $150,000 (the “Notes”) to accredited investors in a private placement.   The Notes mature one year from the date of issuance and will accrue interest at the rate of 15%.  Upon a default in the payment of any amounts due under the Notes, the interest rate will be increased to 18%.  Upon the occurrence of an Event of Default (as such term is defined in the Notes), all principal and interest then remaining unpaid shall be immediately due and payable.   Events of Default include but are not limited to (i) the Company’s failure to make payments when due, (ii) breaches by the Company of its representations, warranties and covenants, and (iii) delisting of the Company’s common stock from the OTC Bulletin Board.  Pursuant to the terms of the Notes, the Subscribers have the right, so long as the Notes are not fully repaid, to convert the Notes into shares of the Company’s common stock at a conversion price of $.01 per share, as may be adjusted.  The Notes contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Notes will automatically be reduced to such lower price. The Notes contain limitations on conversion, including the limitation that the holder may not convert its Note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the Subscriber to the Company, of up to 9.99%).  The Notes are secured by a security interest in certain assets of the Company.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and/or qualified institutional buyers, the investor had access to information about us and their investment, the investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

We do not have any current plans to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated from operations and through funds received upon exercise of outstanding warrants. We believe the proceeds from exercise of our outstanding warrants will be sufficient to fund any need for additional capital. We currently have outstanding 35,000,000 Class A Warrants and 35,000,000 Class B Warrants with exercise prices of the lower of $0.02 per share or 70% of the average five lowest closing bid prices of our Common Stock for the 30 trading days prior to the conversion date. Exercise of all of these warrants would provide gross proceeds of $490,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

Contractual Obligations

 The following table summarizes our contractual obligations as ofJune 30, 2009:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$2,789,271	$2,789,271
Operating Lease Obligations	$134,047	$134,047
License Fee Obligations	$60,000	$60,000
Total	$2,983,318	$2,983,318

In May 2009, we entered into two notes payable agreements totaling $150,000 with two accredited investors.  The notes have a fixed interest amount of $11,250 per each loan and will be paid in 2010.  As of June 30, 2009 the balance owed is $150,000.

In February 2008, we entered into two notes payable agreements with accredited investors totaling $227,778. To date, these notes are past due and have not been called.  The amount owed as of June 30, 2009 is $227,778.

In July 2007, we entered into a convertible debenture in the amount of $200,000. To date, these notes are past due and have not been called.  As of June 30, 2009 the balance owed is $200,000.

In March 2007, we entered into a convertible notes agreement totaling $80,000. To date, these notes are past due and have not been called.  As of June 30, 2009 the balance owed is $80,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. To date, these notes are past due and have not been called.   As of June 30, 2009 the balance owed is $247,000.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. As of June 30, 2009 the balance owed is $194,093.  The notes bear no interest and were due February 1, 2006.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. The balance due as of June 30, 2009 is $1,690,400. To date, these notes are past due and have not been called.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2008	$64,449

2009	$69,598

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

Allowance For Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of June 30, 2009, and 2008, the balance of the allowance for doubtful accounts is $62,500.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $3,129,046 at June 30, 2009. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Income Taxes.  The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of June 30, 2009, the Company had no accrued interest and penalties related to uncertain tax positions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended June 30, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures at the end of the period covered by this report were not effective due to material weaknesses in the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, as further described below, such that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the Quarter ended June 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

DATE: August 19, 2009

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

BY:	/S/ SIRUS AHMADI
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR