Form 10-Q
period 2009-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2009-11-23
CIK 1136424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 16, 2009, there were 61,159,105 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conspiracy Entertainment Holdings, Inc.

Condensed Consolidated Financial Statements

September 30, 2009

CONTENTS

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Notes to the Condensed Consolidated Financial Statements	7

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$193,504	$424,529
Accounts receivable, net	331,007	256,820
Prepaid manufacturing	257,071	-

Total Current Assets	781,582	681,349

PROPERTY AND EQUIPMENT, NET	13,174	11,158

OTHER ASSETS

Capitalized development costs and licenses, net	3,301,956	2,543,710
Deposits	6,906	6,906
Other receivable	85,500	92,500

Total Other Assets	3,394,362	2,643,116

TOTAL ASSETS	$4,189,118	$3,335,623

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2009	2008
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$948,443	$712,175
Accrued expenses	2,586,950	2,440,193
Payroll taxes payable	789,726	712,585
Deferred compensation	316,264	371,555
Related party loans	30,000	80,000
Deferred revenue	2,973,589	2,145,632
Notes payable, net of discount of
$-0- in 2009 and $3,183 in 2008	421,871	418,688
Derivative liability	7,307,310	2,816,604
Convertible notes payable	2,367,400	2,217,400

Total Current Liabilities	17,741,553	11,914,832
Total Liabilities	17,741,553	11,914,832
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 51,189,065 shares issued and outstanding	51,190	51,190
Additional paid in capital	2,790,394	2,790,394
Accumulated deficit	(16,394,019)	(11,420,793)

Total Stockholders' Deficit	(13,552,435)	(8,579,209)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,189,118	$3,335,623

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

NET SALES	$1,344,224	$3,024,146	$5,645,415	$7,784,004

COST OF SALES	1,040,990	2,420,106	4,632,441	5,687,157

GROSS PROFIT	303,234	604,040	1,012,974	2,096,847

OPERATING EXPENSES

Professional fees	99,350	78,740	313,550	354,113
Wages and salaries	164,816	155,417	475,563	462,139
Selling, general and administrative	172,631	242,599	554,318	905,814

Total Operating Expenses	436,797	476,756	1,343,431	1,722,066

NET INCOME FROM OPERATIONS	(133,563)	127,284	(330,457)	374,781

OTHER INCOME (EXPENSE)

Interest expense	(52,212)	(62,313)	(148,880)	(159,818)
Net financing income (expense)	-	(10,618)	(3,183)	(109,463)
Gain (loss) on valuation of derivative liability	(5,150,340)	4,821,469	(4,490,706)	138,073
Gain on debt forgiveness	-	-	-	110,128

Total Other Income (Expense)	(5,202,552)	4,748,538	(4,642,769)	(21,080)

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,336,115)	4,875,822	(4,973,226)	353,701

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(5,336,115)	$4,875,822	$(4,973,226)	$353,701

BASIC INCOME (LOSS) PER SHARE	$(0.10)	$0.10	$(0.10)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	51,189,065	51,189,065	51,189,065	51,189,065

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	51,189,065	162,059,065	51,189,065	162,059,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,973,226)	$353,701
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,355	1,747
Amortization of discount on convertible notes payable	-	109,463
Amortization of capitalized development costs and licenses	340,353	686,142
Amortization of discount on notes payable	3,183	13,854
Gain on debt forgiveness	-	(110,128)
Net change in derivative liability	4,490,706	(138,073)
Change in operating assets and liabilities:
Accounts receivable and other receivable	(67,187)	(48,805)
Prepaid expenses	(257,071)	277,200
Accounts payable and accrued expenses	460,166	(31,467)
Deferred compensation	(55,291)	(135,466)
Deferred revenue	827,957	1,046,788

Net Cash Provided by Operating Activities	772,945	2,024,956

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(1,098,599)	(2,589,433)
Purchase of property and equipment	(5,371)	(9,236)

Net Cash Used by Investing Activities	(1,103,970)	(2,598,669)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on related party loans	(58,000)	-
Proceeds from related party loans	8,000	80,000
Proceeds from notes payable	150,000	205,000
Payments on notes payable	-	(40,000)

Net Cash Provided by Financing Activities	100,000	245,000

DECREASE IN CASH AND CASH EQUIVALENTS	(231,025)	(328,713)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	424,529	539,990

CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,504	$211,277

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$-	$-
Notes payable converted to common stock	$-	$-
Beneficial conversion feature of convertible notes payable	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC
Notes to the Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

NOTE 1  -       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K which was filed on April 15, 2009.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

NOTE 2 -       GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of September 30, 2009, the Company had an accumulated deficit of approximately $16,000,000, significant negative working capital, and is in default on its debt. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

NOTE 3 -       MATERIAL TRANSACTIONS

Convertible Debt

On May 21, 2009, the Company entered into two separate convertible loan agreements. Each loan was for $75,000 resulting in total new debt of $150,000 during the second quarter of 2009. Both loans bear interest at 15%, mature May 21, 2010, require a payment of $37,500 on December 31, 2009 with the balance (including interest) due at maturity, and are convertible into shares of the Company’s common stock at $0.01 per share (at the note holder’s option at any time the debt is outstanding). At September 30, 2009, the accrued and unpaid interest on this debt was $8,119 and is included in accrued expenses.

The debt was accounted for under generally accepted accounting principles (GAAP) which resulted in no beneficial conversion feature as the conversion rate was equal to the trading price on the date of the transaction (the conversion features were not “in-the-money”).

Derivative Liability

The Company has previously issued convertible debt with embedded derivatives including certain conversion features, variable interest rate features, call and default provisions.  The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of inception date of the Note and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of GAAP as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  As such, the increase in the market price of the Company’s common stock from June 30, 2009 to September 30, 2009 resulted in a loss on valuation of derivative liability of $5,150,340 during the three months ended September 30, 2009.

NOTE 4 -       SUBSEQUENT EVENTS

In October 2009, the Company converted a portion of its convertible debt and interest into the Company’s common stock. In total, 9,970,040 shares were issued at a conversion rate of $0.02 per share to convert $179,800 of principal and $19,600 of accrued interest.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

    Revenues for the three months ended September 30, 2009 were $1,344,224, compared to $3,024,146 for the three months ended September 30, 2008. This represents a decrease of $1,679,922. This decrease was primarily attributable to last year’s releases of Summer Athletics and Crashtime released on X360 and Wii as opposed to the sole new release of Real Heroes: Firefighter during the three months ended September 30, 2009.

    There was a 49.8% change in gross profit for the three months ended September 30, 2009, which was $303,234, compared to $604,040 for the three months ended September 30, 2008. This decrease in gross profit was primarily the result of last year’s releases of Summer Athletics and Crashtime which had a higher gross profit as compared to the sole new release of Real Heroes: Firefighter released during the three months ended September 30, 2009.

    For the three months ended September 30, 2009, operating expenses totaled $436,797 as compared to $476,756 for the three months ended September 30, 2008. This was a decrease of $39,959 or 8.4%. The decrease in operating expenses resulted from an decrease in marketing expenses of $20,266 or 27.3% from $74,229 for the three months ended September 30, 2008 to $53,963 for the three months ended September 30, 2009, a result of the company receiving manufacturing approval for 3 titles during the quarter during the three months ended September 30, 2008 as compared to the one new release of Real Heroes: Firefighter during the three months ended September 30, 2009. In addition, entertainment expenses decreased $7,441 or 27.5% from $27,097 for the three months ended September 30, 2008 to $19,656 for the three months ended September 30, 2009. Office expense decreased from $19,646 for the three months ended September 30, 2008 to $14,339 for the three months ended September 30, 2009 as the company continued its efforts to spend less when applicable. Professional fees however increased from $78,740 for the three months ended September 30, 2008 to $99,350 for the three months ended September 30, 2009, an increase of 26.2% or $20,610 due to consultants paid to assist with the company’s mobile phone projects. Interest expense was $52,212 and $62,313 for the three months ended September 30, 2009 and September 30, 2008, respectively. This was a decrease of $10,101, or 16.2%.

    Our loss on derivative liability was $5,150,340 for the three months ended September 30, 2009 compared to gain on derivative liability of $4,821,469 for the three months ended September 30, 2008. The difference of $9,971,809 or 206.8% was a result of increase in share price as of September 30, 2009 as compared to September 30, 2008.

    We had $0 in financing income/expense for the three months ended September 30, 2009 compared to $10,618 of financing expense for the three months ended September 30, 2008.

    Our net loss was $5,336,115 for the three months ended September 30, 2009 compared to a net income of $4,875,822 for the three months ended September 30, 2008. The decrease in net income for the three months ended September 30, 2009 was primarily due to the Loss on Derivative Liability of $5,150,340 and the reduced revenues for the three months ended September 30, 2009.

Results of Operations

    Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

    Revenues for the nine months ended September 30, 2009 were $5,645,415, compared to $7,784,004 for the nine months ended September 30, 2008. This represents decrease of $2,138,589. This decrease was primarily attributable to the strong reorders of Winter Sports Wii, Crashtime and Summer Athletics X360 during the three months ended September 30, 2008 as compared to the release of Real Heroes: Firefighter Wii during the three months ended September 30, 2009.

      There was a 51.7% change in gross profit for the nine months ended September 30, 2009, which was $1,012,974, compared to $2,096,847 for the nine months ended September 30, 2008. This decrease in gross profit was primarily the result of reduced sales and smaller gross profit margins for products sold during the nine months ended September 30, 2009.

      For the nine months ended September 30, 2009, operating expenses totaled $1,343,431 as compared to $1,722,066 for the nine months ended September 30, 2008. This was a decrease of $378,635 or 22%. The decrease in operating expenses resulted from an decrease in marketing expenses of $226,639 or 53% from $427,348 for the nine months ended September 30, 2008 to $200,709 for the nine months ended September 30, 2009, a result of the company performing more of the marketing duties in house, no new major IR programs. In addition, entertainment expenses decreased $13,758 or 18.8% from $73,335 for the nine months ended September 30, 2008 to $59,577 for the nine months ended September 30, 2009. Professional fees decreased from $354,112 for the nine months ended September 30, 2008 to $313,550 for the nine months ended September 30, 2009, an decrease of 11.5% or $40,562 due to less attorney fees and fees paid to outside consultants. Finally, Travel decreased $35,440 or 48.7% from $72,850 for the nine months ended September 30, 2008 to $37,410 for the nine months ended September 30, 2009 a result of the company hiring a European consultant to take care of matters in Europe, requiring less travel from the United States to Europe. These decreases were offset by increase in Automobile expenses of $13,205 or 31% from $42,638 for the nine months ended September 30, 2008 to $55,843 for the nine months ended September 30, 2009 due to automobile expenses paid to our European consultant.
    Interest expense was $148,880 and $159,818 for the nine months ended September 30, 2009 and September 30, 2008, respectively. This was a decrease of $10,938, or 6.8%.

    Our loss on derivative liability was $4,490,706 for the nine months ended September 30, 2009 compared to gain on derivative liability of $138,073 for the nine months ended September 30, 2008. The difference of $4,628,779 or 3,352.4% was a result of the varying share price for the nine months ended September 30, 2009.

     We had $3,183 in financing expense for the nine months ended September 30, 2009 compared to $109,463 of financing expense for the nine months ended September 30, 2008.

    Our net loss was $4,973,226 for the nine months ended September 30, 2009 compared to a net income of $353,701 for the nine months ended September 30, 2008. The decrease in net income/net loss for the nine months ended September 30, 2009 was due to reduced sales and the loss on derivative liability.

Liquidity and Capital Resources

    As of September 30, 2009 our cash balance was $193,504 compared to $424,529 at December 31, 2008. Total current assets at September 30, 2009 were $781,582 compared to $681,349 at December 31, 2008. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2009 will be sufficient to cover our working capital requirements for fiscal 2009.

           For the nine months ended September 30, 2009, net cash provided by operating activities was $772,945 as compared to $2,024,956 for the nine months ended September 30, 2008. The decrease in cash used in operating activities can be attributed to the net loss incurred and the net change in derivative liability.

    For the nine months ended September 30, 2009, net cash used in investing activities was $1,103,970, compared to net cash used in investing activities of $2,598,669 for the nine months ended September 30, 2008. The decrease in cash used in investing activities of $1,494,699 for the nine months ended September 30, 2009, was due to the company paying less for development costs and licenses as the two significant projects Real Heroes: Firefighter and Crazy Chicken Tales were nearing completion.

    For the nine months ended September 30, 2009, net cash provided by Financing Activities was $100,000 compared to $245,000 for the three months ended September 30, 2008.  This decrease in cash provided by financing activities resulted primarily from was primarily due to the company raising $150,000 in capital for the nine months ended September 30, 2009 as compared to $205,000 for the nine months ended September 30, 2008.

    Our accounts receivable at September 30, 2009 was $331,007, compared to $256,820 at December 31, 2008. The increase in accounts receivable is primarily attributable to orders received at the end of the quarter, which were not paid until the first weeks of October 2009.

    As of September 30, 2009 we had a working capital deficiency of $16,959,971. A major portion of our debt is attributed to consulting fees, attorney fees, derivative liability and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

    At September 30, 2009, we had no bank debt.

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

    We do not have any current plans to obtain additional debt or equity financing. We plan to satisfy our capital expenditure commitments and other capital requirements through cash generated from operations and through funds received upon exercise of outstanding warrants. We believe the proceeds from exercise of our outstanding warrants will be sufficient to fund any need for additional capital. We currently have outstanding 35,000,000 Class A Warrants and 35,000,000 Class B Warrants with exercise prices of the lower of $0.02 per share or 70% of the average five lowest closing bid prices of our Common Stock for the 30 trading days prior to the conversion date. Exercise of all of these warrants would provide gross proceeds of $1,400,000. However, at recent market prices of our common stock, none of these warrants are in the money. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

Contractual Obligations

    The following table summarizes our contractual obligations as of September 30, 2009:

	Payments due by period
		Less than		More than
Contractual Obligations	Total	One Year	Years 1-2	2 years

Notes Payable	$2,819,271	$2,819,271
Operating Lease Obligations	$103,450	$95,492	$7,958
License Fee Obligations	$60,000	$60,000
Total	$2,982,721	$2,974,763	$7,958

    In May 2009, we entered into two notes payable agreements totaling $150,000 with two accredited investors.  The notes have a fixed interest amount of $11,250 per each loan and will be paid in 2010.  As of September 30, 2009 the balance owed is $150,000.

    In September 2008, we entered into two notes payable agreements totaling $80,000 with two related parties.  One loan has been paid and the remaining loan will be paid in 2009.  The amount owed as of September 30, 2009 is $30,000.

    In February 2008, we entered into two notes payable agreements with accredited investors totaling $227,778. To date, these notes are past due and have not been called.  The amount owed as of September 30, 2009 is $227,778.

    In July 2007, we entered into a convertible debenture in the amount of $200,000. To date, these notes are past due and have not been called.  As of September 30, 2009 the balance owed is $200,000.

    In March 2007, we entered into a convertible notes agreement totaling $80,000. The notes are past due and have not been called. As of September 30, 2009 the balance owed is $80,000.

    In August 2006, we entered into a convertible notes agreement totaling $247,000. The notes are past due and have not been called.  As of September 30, 2009 the balance due is $247,000.

    On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and are past due and have not been called.  As of September 30, 2009 the balance due is $194,093.

    On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. The balance due as of September 30, 2009 is $1,690,400. To date, these notes are past due and have not been called.

    We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2009	$23,873

2010	$79,577

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

    Allowance For Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. In addition, we maintain a general reserve for certain invoices by applying a percentage based on the age category. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. As of September 30, 2009, the balance of the allowance for doubtful accounts is $62,500.

    Valuation of Long-Lived Intangible Assets Including Capitalized Development Costs and Licenses. Capitalized development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

    We account for software development costs in accordance with the accounting pronouncement "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. The accumulation of appropriate costs as a capitalized, long-term asset involves significant judgment and estimates of employee time spent on individual software projects. The accumulation and timing of costs recorded and amortized may differ from actual results.

    Our long-lived assets consist primarily of capitalized development costs and licenses. We review such long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset's carrying amount in accordance with the accounting pronouncement, "Accounting for the Impairment or Disposal of Long-Lived Assets." Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the software products, difficulty and delays in sales or a significant change in the operations of the use of an asset.

    Recoverability of long-lived assets by comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

    Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $3,301,956 at September 30, 2009. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

    Income Taxes. We account for income taxes under the accounting pronouncement, "Accounting for Income Taxes," which involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance is required to be applied to certain deferred tax assets, we considered such factors as our history of operating losses, our uncertainty as to the projected long-term operating results, and the nature of our deferred tax assets. Although our operating plans assume taxable and operating income in future periods, our evaluation of all of the available evidence in assessing the realizability of the deferred tax assets indicated that such plans were not considered sufficient to overcome the available negative evidence. The possible future reversal of the valuation allowance will result in future income statement benefit to the extent the valuation allowance was applied to deferred tax assets generated through ongoing operations. To the extent the valuation allowance relates to deferred tax assets generated through stock compensation deductions, the possible future reversal of such valuation allowance will result in a credit to additional paid-in capital and will not result in future income statement benefit.

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

    Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures at the end of the period covered by this report were not effective due to material weaknesses in the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, as further described below, such that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls

    Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended September 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

DATE: November 20, 2009	By:	/s/ Sirus Ahmadi
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR