Form 10-K
period 2009-12-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2010-04-15
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☐                                                                                    Accelerated filer  ☐

Non-accelerated filer    ☐                                                                                    Smaller-reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2009, was $730,058.

As of April 13, 2010, the issuer had 75,099,105 outstanding shares of Common Stock.

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

PUBLISHING

Our business is primarily focused on developing, publishing and marketing interactive entertainment software. We have entered into publishing agreements with publishers of interactive entertainment hardware platforms. These agreements are for non-exclusive licenses, both for the rights to publish and to develop titles for their hardware platforms. These agreements are the foundation for our business. We must maintain a license to develop and publish titles for each hardware platform. Each license specifies the territory to which it applies, and licenses range from multi-national distribution to approval on a title-by-title basis. Our existing hardware platform licenses for Sony's PlayStation, PlayStation 2, PlayStation Portable (PSP), PlayStation 3, Nintendo's Game Boy Advance and Game Boy DS, Microsoft's Xbox, and our license for Nintendo Wii require that we obtain approval for publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms and our ability to time the release of titles is dependent upon decisions made by third party publishers.

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

In January 2008, we entered into an agreement with Neko Entertainment S.R.L. and Elektrogames Limited to publish Safari Adventures (Wii and DS).  Both titles were approved for manufacturing released in the 4th Qtr 2009 and are currently being sold through distribution.

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

In August 2008, we entered into an agreement with Replay Games to publish Dr. Fizzwhizzles’s Animal Rescue (Wii).  The title was approved for manufacturing during the 4th Qtr 2009 and is currently being sold through distribution.

In June 2009, we entered into an agreement with dtp Lizenz and Rechte GmbH to publish Think Logic Trainer (Wii, DS) and with dtp Young GmbH to publish Think Logic Trainer – Kids (DS).  These titles were all approved for manufacturing during the 4th Qtr 2009 and are currently being sold through distribution.

In June 2009, we entered into an agreement with dtp Lizenz and Rechte GmbH to publish Music Party (Wii).  The title is currently being developed and scheduled for a 2nd Qtr 2010 release.

In September 2009, we entered into an agreement with Game Campus Cologne GmbH to publish Personal Trainer Men (DS) and Personal Trainer Women (DS).  These titles were approved for manufacturing during 4th Qtr 2009 and scheduled for a 2nd Qtr 2010 release.

In December 2010, we entered into an agreement with dtp Lizenz and Rechte GmbH to publish America’s Next Top Model (Wii and DS).  These titles were approved for manufacturing during the 2nd Qtr 2010 and are scheduled for 2nd Qtr 2010 release.

DEVELOPMENT

We design and develop our titles primarily through third parties with whom we have relationships. We typically select these independent third-party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms. We contract with the third-party developers for specific or multiple titles. In 2009 we released both Real Heroes: Firefighter (Wii) and Crazy Chicken Tales (Wii) both titles were developed for Conspiracy Entertaiment.  We currently have a contract for the design and development of Rock of the Dead (Wii, PS3, and X360) with Epicenter.  This title is scheduled for a 3rd or 4th Qtr 2010 release and will be sold through outsourced distributors.

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

PLAN TO TAKE DIRECT CONTROL OVER DISTRIBUTION CHANNELS. Our sales and marketing efforts are designed to broaden product distribution and increase the penetration of our products. Currently, our titles are sold to many mass merchandisers such as Toys "R" Us, Target, Kmart, Wal-Mart and Best Buy through distributors such as Fillpoint SVG, Tommo, Inc., and dreamGEAR LLC. In 2009, distribution by Fillpoint SVG represented approximately 88% of our revenues. It is not determinable who and what amount of these revenues that different retail outlets represent. In the long-term, we plan to take more direct control of the sales marketing and distribution process by establishing our own direct distribution and sales organization.

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

OUR PRODUCT DEVELOPMENT STRATEGY

We have secured orders to pre-sell a number of our interactive entertainment titles. We plan to use the following product development strategy to develop consistent quality titles for future release:

DEVELOP NEW TITLES FOR 2010/2011. Over the next several years, we plan to transition from licensing and subcontracting the development of our products to internal development. Because of the 24-36 month development cycle for new titles, some our products for 2010/2011 will be developed through our existing license agreements.

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

In addition to the hardware platform manufacturers, we compete with other interactive entertainment software companies. Significant competitors include Acclaim Entertainment, Inc., Activision, Inc., Namco Bandai America Games America, Inc., Capcom USA, Inc., Square Enix, Electronic Arts Inc.,  Konami Digital Entertainment, Inc.,  Sega of America, Inc., Take-Two Interactive Software, Inc., THQ, Inc., and Ubi Soft Entertainment,. Many of these competitors are large corporations that have significantly greater financial, marketing, personnel and product development resources than us. Due to these greater resources, certain of these competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third-party software developers than we can.

We believe that we are able to successfully compete with regard to the principal factors of the interactive entertainment software industry, including product features, brand name recognition, rights to properties, access to distribution channels, product quality and ease of use, price, marketing support, independent product reviews and quality of customer service. However, any significant increase in the development, marketing and sales efforts of our competitors could harm our business. With respect to product features, any game released must meet the specific guidelines set forth by the first party hardware manufacturers. To date we have released products on almost every hardware platform available. With respect to brand name recognition, our product line has been established as a quality budget product line by Fillpoint SVG who specifically requested we package certain budget titles with distinctive artwork designating the products as a "Premium Value Product," or "PVP." With respect to rights to properties, we have outbid and earned the licensing rights to many licenses including, but not limited to, Tiny Toons, Animaniacs, and The Jeff Corwin Experience. With respect to access to distribution channels, we have sold products to some major industry distributors including, but not limited to, Fillpoint SVG, dream GEAR LLC, Tommo, Inc., Jack of All Games, Vivendi/Universal, and Encore. With respect to product quality, we have received first party approval for all games released and we have won awards at the annual E3 Trade Show including, but not limited to, Best Action Game (Enclave), Best Xbox Game (Enclave) and Best Technology (Stretch Panic). In 2009, Real Heroes: Firefighter (Wii) was nominated by IGN as one of the top 5 shooting games on the Nintendo Wii platform.  Our games are all accompanied by complete detailed operating manuals consistent with those of our competitors, which make the games easy to use. Although the majority of our games are budget priced, occasionally we retail at full market price, but we always maintain flexibility to reduce the price quickly if warranted by consumer demand. As to marketing support, we have advertised our games in all of the major trade magazines, attended the annual E3 Trade Show and we participate with retailers' promotional campaigns. We have received many excellent game reviews in all of the top trade magazines as well as some non conventional magazines such as Maxim. For customer service, instead of hiring an outside company, we have selected to work with our distributors and our internal staff who know the product best, to address customer service matters.

EMPLOYEES

As of the date of this report, we have six full time employees and three full time consultants. We intend to hire additional full-time and part-time employees as needed. We retain independent contractors from time to time to provide various services, primarily in connection with our software development, sales activities. marketing and packaging, and other specific needs as they arise. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

WE HAVE HISTORICALLY INCURRED SIGNIFICANT LOSSES AND OUR FINANCIAL SITUATION CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN

For the year ended December 31, 2009, we incurred a net loss of $979,968 compared to a net income of $265,603 for the year-ended December 31, 2008. As of December 31, 2009, we had a working capital deficiency of $3,736,214 and an accumulated deficit of $12,400,762. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE DO NOT CONTINUE AS A GOING CONCERN, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

In their report dated April 14, 2010, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments then in place to meet expected cash requirements. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we do not continue as a going concern, investors will lose their entire investment.

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

As of April 13, 2010, we had 75,099,105 shares of common stock issued and outstanding. There are 354,061,728 shares of the Company’s common stock that are issuable upon conversion of outstanding convertible debentures and exercise of outstanding warrants and as liquidated damages in connection with such convertible debentures and warrants. All of these shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

ITEM 2. PROPERTIES.

On January 22, 2008 we signed a lease for the adjacent property to our 612 Santa Monica Blvd. location, which will expire on the same day as our lease at 612 Santa Monica Blvd., April 30, 2009. The new space is approximately 1,850 square feet of office space.

On February 9, 2009 we extended both leases through October 2010.

ITEM 3. LEGAL PROCEEDINGS.

Except as discussed below, we are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

We withhold 10% of all foreign sales intended to be remitted to the Internal Revenue Service. As of December 31, 2009 and 2008 the Company withheld $376,823 and $376,823, respectively. As of March 31, 2006, we had not remitted any of the 2001 through 2004 withholdings to the IRS which is most likely subject to penalties and interest. To date, we have not been audited or invoiced by the Internal Revenue Service. There is currently an informal arrangement in place for payment of these withholdings and we are complying with this agreement. The amount due at December 31, 2009 is included in accounts payable and accrued expenses in the balance sheet.

ITEM 4. RESERVED.

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

Fiscal Quarter	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter ended March 31	$0.03	$0.005	$0.83	$0.35
Second Quarter ended June 30	$0.04	$0.008	$0.4997	$0.23
Third Quarter ended September 30	$0.125	$0.012	$0.295	$0.1
Fourth Quarter ended December 31	$0.03	$0.02	$0.25	$0.07

Holders

As of April 13, 2010, we had 75,099,105 shares of common stock outstanding and held by approximately 441 stockholders of record. The transfer agent of our common stock is Corporate Stock Transfer.

Dividends

We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

On December 11, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”), by and among the Company and the subscribers listed therein (the “Subscribers”).  Pursuant to the Subscription Agreement, the Company issued and sold secured convertible notes in the aggregate principal amount of $210,000 (the “Notes”) to the Subscribers.  The Notes mature two years from the date of issuance and accrue interest at a rate of 15% per annum.  Upon the occurrence of an Event of Default (as such term is defined in the Notes), all principal and interest then remaining unpaid shall be immediately due and payable.   Events of Default include but are not limited to (i) the Company’s failure to make payments when due, (ii) breaches by the Company of its representations, warranties and covenants, and (iii) delisting of the Company’s common stock from the OTC Bulletin Board.

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

The Company claimed an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and/or qualified institutional buyers, the investor had access to information about us and their investment, the investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

For the fiscal year ended December 31, 2009 we had total revenue of $9,600,592, compared to revenue of $10,905,490 for the fiscal year ended December 31, 2008. The major components of revenues are flat fee revenue, product sales and license revenue. Flat fee revenue represents revenues generated on a flat fee basis or obtaining manufacturing approval for specific products, product sales represent revenues for products manufactured and sold to distributors. License revenue represents license fees earned for the sale of certain products under certain licenses to third parties. We occasionally enter into such license agreements if management determines that it is in our best interest to sell rights to a particular product to a third party, rather than publishing the product our self. For the period ended December 31, 2009, we earned $0 in license revenue as compared to $90,000 in license revenue earned in 2008. Product sales for the period ended December 31, 2009 were $9,400,592 as compared to $10,615,490 for the period ended December 31, 2008. The decrease in product sales revenue of $1,414,898, or 13.1%, is the result of our releasing 3 fewer new titles as compared to the period ending December 31, 2008. We also generated $200,000 in flat fee revenue for the year ending December 31, 2009 as compared to $200,000 for the year ending December 31, 2008

The below table provides a comparison of the nature and source of our revenue for the periods indicated.

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Number of New Titles Released	15	18
Number of Titles Reordered	26	8
Average Price Per Title	8.06	$9.78
Revenue From Internally Developed Titles	$953,367	$0
Partially Complete Sales	0	0
Translated Sales	$8,447,225	$10,615,490
License Revenue	$0	$90,000
Other Revenue (packaging)	$200,000	$200,000

The major components of cost of sales are production costs and license/development costs. Productions costs are the manufacturing costs of the games we sell and are generally proportional to the number of units manufactured. These costs include manufacturing of the software, packaging and assembly fees. License/development costs are the costs of having the product created, translated, or developed. They include, but are not limited to, translations fees for translating foreign game titles that we re-release in the United States. For the period ended December 31, 2009, we had license/development costs of $892,241 as compared to $2,841,260 for the period ending December 31, 2008. The decrease in license/development costs of $1,848,077or 67.4% was primarily the result of lower sales and the impairment of the MOB project which was cancelled in 2008 resulting in less amortization of prepaid.

Gross profit totaled $1,764,223 for the fiscal year ended December 31, 2009 as compared to gross profit of $1,986,165 for the fiscal year ended December 31, 2008, a decrease of $221,941 or 11.2%. Gross profit as a percentage of sales for the fiscal year ended December 31, 2009 was 18.4% as compared to 18.2% for the fiscal year ended December 31, 2008. The increase in our gross profit percentage is a result of the company not realizing any large impairments for the period ending December 31, 2009.

Total operating expenses in each of the fiscal years ended December 31, 2009 and December 31, 2008 were comprised of selling, general and administrative expenses. Operating expenses for the fiscal years ended December 31, 2009 and 2008 were $1,915,009 and $2,274,974 respectively, which constituted a decrease of $359,962 or 15.8%. The decrease in operating expenses is attributable to increases in marketing fees of $194,751 for the fiscal year ended December 31, 2009.  Salary and wages decreased $62,757 or 9.5% due to the decrease in salary for the Company's Chief Executive Officer.  Because we had no penalty in 2009, we incurred $98,972 less expense for the period ending December 31, 2009.  We continue to make a strong effort in saving money and reducing expenses whenever possible.

Other income/expense is income and expense not related to the buying or selling of games and or licenses or income obtained for services not generally part of the company's normal operation. For the period ending December 31, 2009, we incurred other expense of $829,180 compared to other income of $554,413 for the period ending December 31, 2008 a decrease of other income of $1,383,592.  The decrease in other income is related to our financing agreements with our investors (interest expense and financing expense) and also consists of a significant loss on the extinguishment of  debt for the period ending December 31, 2008 of $2,459,471 related to December 2009 conversion of interest and extension of warrants, which was almost offset by the $2,816,604 Gain on Valuation of Derivative Liability. We also incurred $829,734 or and increase of 68.1% in financing costs for the year ended December 31, 2009 as compared to $212,147 for the year ended December 31, 2008.

Our net loss was $ 979,968 in the fiscal year ended December 31, 2009 compared to a net income of $265,603 in the fiscal year ended December 31, 2008. Due to the fact that we incurred lower gross profit, less expenses but significantly higher other expense the change can be attributed to the substantial increase of $1,383,592 which was unrelated to our operations.

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

RESEARCH AND DEVELOPMENT

We did not spend any money on research and development during the fiscal years ended December 31, 2009 and 2008.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2009:

	Payments due by period
			Less than		More
Contractual Obligations	Total		One Year	Years 1-2	than 2 years
Notes Payable		$2,664,302	$180,000		2,484,302
Operating Lease Obligations		$79,577	$79,577	$
License Fee Obligations		$60,000	$60,000
Total	$		$	$

In December 2009, we converted $721,146 of interest due on our convertible notes of which $19,231 net of discount was due as of December 31, 2009.

In December 2009, we entered into two notes payable agreements with accredited investors totaling $204,400.  As of December 31, 2009 net of discount, the balance due is $5,600.

In May 2009, we entered into two notes payable agreements with accredited investors totaling $150,000. In December 2009 these conversion terms and maturity dates were modified. Accordingly, the balance due as of December 31, 2009 was $150,000.

In February 2008, we entered into a two notes payable agreements with accredited investors totaling $224,595. In December 2009 these conversion terms and maturity dates were modified. Accordingly, the balance due as of December 31, 2009 was $227,778.

In March 2007, we issued a convertible debenture in the amount of $80,000 to an accredited investor. In December 2009 these conversion terms and maturity dates were modified. Accordingly, the balance due as of December 31, 2009 was $80,000.

In July 2007, we issued a convertible debenture in the amount of $200,000 to an accredited investor. In December 2009 these conversion terms and maturity dates were modified. Accordingly, the balance due as of December 31, 2009 was $200,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. In December 2009 these conversion terms and maturity dates were modified. Accordingly, the balance due as of December 31, 2009 was $247,000.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. In December 2009 these conversion terms and maturity dates were modified.  Accordingly, the balance due as of December 31, 2009 was $194,093.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000 And in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. In December 2009 these conversion terms and maturity dates were modified.  Accordingly, the balance due as of December 31, 2009 was $1,510,600.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Beginning March 1, 2008 we have leased the space directly adjacent to 612 Santa Monica Boulevard. In February 2009 we extended both leases through October 2010.  Through the remainder of the lease term, our minimum lease payments are as follows:

2010	$79,577

Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005. Although we have only made $20,000 in payments during 2006, we are looking into our options on how to best handle this matter and plan to pay the balance of $60,000 in full by the end of 2010.

The Company received two loans from officers of the Company totaling $80,000.  One loan was for $50,000 and was repaid in 2009.  Interest on both loans has been repaid as well.  The balance as of December 31, 2009 for the remaining loan is $30,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our cash balance was $128,413 as compared to $424,529 at December 31, 2008. Total current assets at December 31, 2009 were $412,880, as compared to $681,349 at December 31, 2008. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2009 will be sufficient to cover our working capital requirements for fiscal 2009. The Company reached this conclusion by assuming that because a major portion ($2,217,400) of our debt is attributed to convertible notes payable, this debt will be converted into shares (although there is no assurance that this  debt will actually be converted into shares), and Deferred Revenue ($2,487,912) will be reclassified as revenue upon the completion of the current projects in development. We had informally negotiated with the IRS to pay down our Payroll Taxes liability in the amount of $10,000 per month and are in renegotiations to establish an official repayment schedule. The Company is negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($288,338). In addition, based on our schedule of development for the remainder of the year, we anticipate an increase in sales, profitability and cash receipts in 2010 which will allow the Company to continue to pay down our working capital requirements and help avoid additional need for working capital.

For the year ended December 31, 2009, net cash provided by operating activities was $1,040,222, compared to net cash used in operating activities of $3,159,557 for the period ended December 31, 2008. The change in net cash provided by operating activities of $2,119,335 was primarily the result of our net income for the fiscal year ended December 31, 2008 of $265,603 which was considerably more than the net loss of $979,968 for 2009. In addition, we realized a significant net change in derivative liability of $2,050,707, while the net changes in the amortization and impairment of capitalized development costs and licenses and loss on extinguishment of debt cancel each other out.

For the year ended December 31, 2009 net cash used in investing activities totaled $1,647,710, compared to net cash used in investing activities of $3,520,018 for the year ended December 31, 2008. The decrease of $1,872,308 is due to decrease in cash paid for acquisition of products and licenses in the fiscal year ended December 31, 2009.

For the period ended December 31, 2009, we received $310,000 in proceeds from financing  compared to net cash provided by financing activities of $245,000 for the period ended December 31, 2008. The increase of net cash provided by financing activities of $65,000 was primarily the result of the December 2009 financing of convertible notes payable transaction with accredited investors.

Our accounts receivable at December 31, 2009 was $369,968, as compared to $256,820 at December 31, 2008. We had no substantial orders being placed toward the end of the fiscal year, nor any significant late paying customers.

As of December 31, 2009 we had a working capital deficiency of $3,736,214. A major portion of our debt is attributed to consulting fees, attorney fees, deferred compensation, notes payable, convertible notes payable and payroll taxes payable. Despite increasing Accounts Receivable in the fiscal year ended December 31, 2009, we also increased our debt by receiving advances from our customers, accruing additional interest for our recent fundings, and increased the convertible notes payable adjustments. We plan to continue to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at December 31, 2009 was $0 as compared to $0 at December 31 2008.  We had no new additional long term agreements in 2008.

As of December 31, 2009, we owed payroll taxes to the IRS in the amount of $449,407 as compared to $335,762 as of December 31, 2008. The increase in payroll taxes due as of December 31, 2009 is due to the increase in payroll and limited payments made to the IRS during the year ended December 31, 2009.  We are currently in discussion with the IRS to modify our payment schedule.

At December 31, 2009 and December 31, 2008 we had no bank debt.

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

We currently have outstanding 111,500,000 Class A Warrants and 111,500,000 Class B Warrants with exercise prices as follows:  Class A Warrants, 35,000,000 at .20, 35,000,000 at .05, and 31,500,000,000 at .03; Class B Warrants, 35,000,000 at .20, 35,000,000 at .05, and 31,500,000 at .03. Exercise of all of these warrants would provide gross proceeds of $19,390,000. However, at recent market prices of our common stock, we do not expect the shareholders of such warrants to exercise. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $3,699,735 at December 31, 2009. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2009, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of Conspiracy Entertainment’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

Management has determined that, as of the December 31, 2009 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were weaknesses in Conspiracy Entertainment’s internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2009, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION.

On December 11, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”), by and among the Company and the subscribers listed therein (the “Subscribers”).  Pursuant to the Subscription Agreement, the Company issued and sold secured convertible notes in the aggregate principal amount of $210,000 (the “Notes”) to the Subscribers.

 The Notes mature two years from the date of issuance and will accrue interest at the rate of 15%.  Upon a default in the payment of any amounts due under the Notes, the interest rate will be increased to 18%.  Upon the occurrence of an Event of Default (as such term is defined in the Notes), all principal and interest then remaining unpaid shall be immediately due and payable.   Events of Default include but are not limited to (i) the Company’s failure to make payments when due, (ii) breaches by the Company of its representations, warranties and covenants, and (iii) delisting of the Company’s common stock from the OTC Bulletin Board.

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

On December 16, 2009, the Company and certain holders (the “Holders”) of the Company’s notes (the “Notes” and warrants (the “Warrants”) entered into an amendment agreement (the “Amendment Agreement”), pursuant to which the Holders agreed to waive any and breaches that may have resulted by way of the Company’s failure to pay any and all amounts outstanding under the Notes by their stated maturity dates.  In addition, the Company and the Holders agreed to extend the maturity dates of all Notes to June 30, 2011. In addition, pursuant to the Amendment Agreement, certain of the Notes, which when issued were non-convertible, were made convertible at a conversion price of $0.01 per share.  Further, a cashless exercise feature was added to certain of the Warrants which previously did not contain such feature.  Pursuant to the Amendment Agreement, the Company also agreed to issue to the Holders warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock with an exercise price equal to the lesser of (i) $0.01 or (ii) 70% of the average of the 5 lowest closing bid prices of the Company’s common stock for the 30 trading days prior to the exercise date.

The Company claimed an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investor was an accredited investor and/or qualified institutional buyers, the investor had access to information about us and their investment, the investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Sirus Ahmadi	39	Chief Executive Officer and Director
Keith Tanaka	47	Chief Financial Officer, Principal Accounting Officer, Secretary and Director

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

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. In filling vacancies, the board considers, among other things, the diversity of potential board member’s backgrounds, including their professional experience, education, skills and other individual attributes in assessing their potential appointment to the board.  We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

No director, Officer, affiliate or promoter of the Company has, within the past ten years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders’ best interests to combine these roles.  Sirus Ahmadi has served as our Chairman and Chief Executive Officer since 2003.  Due to our small size, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

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

A Form 3 was filed, by Whalehaven Capital Fund on August 14, 2009 to report a an event requiring the filing of such report that occurred on July 29, 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid during the two years ended December 31, 2009 and 2008 to our Chief Executive Officer, and our Chief Financial Officer. No other officers or directors received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sirus Ahmadi - CEO	2009	283,500							283,500
	2008	324,000							324,000

Keith Tanaka, Chief Financial Officer	2009	134,400							134,400
	2008	134,400							134,400

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2010. The information in this table provides the ownership information for:

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

			Percentage of
	Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned (2)		Before Offering (3)
Sirus Ahmadi(1)	21,269,131		28%
Keith Tanaka(1)	2,495,190		4.2%
Whalehaven Capital Fund Ltd.	5,697,142	(4)	7.6%
All Directors and Executive Officers as a Group (2 persons)	16,424,421		32.1%

(1) The address of the listed beneficial owners is c/o Conspiracy Entertainment Holdings, Inc., 612 Santa Monica Blvd., Santa Monica, California 90401

(2) The address of the listed beneficial owner Is 560 Sylvan Avenue, Englewood Cliffs, NJ 07632.  Brian Mazzella has voting and dispositive control over such shares.

(3) Applicable percentage ownership is based on 75,099,105 shares of common stock outstanding as of April 13, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4) Of the 5,697,142 shares of the Company’s common stock beneficially owned by Whalehaven Capital Fund Ltd. 111,800 shares are issuable upon the conversion of a  Zero Coupon Secured Note and 113,889 shares of our common stock are issuable upon conversion of a 10% Secured Note.  The amount of shares of our common stock beneficially owned by Whalehaven does not include 12,000,000 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.02 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We did not enter into any transactions with related persons, promoters or control persons in the fiscal year 2009 other than as described in this Item. ..

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $46,000 and $52,090, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements  for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $6,200 and $3,200, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

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

4.22	Form of Secured Convertible Note (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on August 17, 2006)

4.23	Form of Secured Convertible Note (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on April 5, 2007)

4.24	Subscription Agreement (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on April 5, 2007)

4.25	Subscription Agreement, dated as of December 11, 2009

4.26	Form of Secured Convertible Note dated December 11, 2009

4.27	Form of Class B Common Stock Purchase Warrant dated December 11, 2009

4.28	Amendment Agreement dated December 16, 2009

4.32	Form of Subscription agreement dated May 21, 2009 (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on May 22, 2009)

4.33	Form of Secured Convertible Note dated dated May 21, 2009 (Incorporated by reference to Form 8-K, Filed with the Securities and Exchange Commission on May 22, 2009)

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC

Dated: April 15, 2010	By:	/s/Sirus Ahmadi
Sirus Ahmadi
Chief Executive Officer

Dated: April 15, 2010	By:	/s/ Keith Tanaka
Keith Tanaka
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Sirus Ahmadi	Chief Executive Officer and Director	April 15, 2010
Sirus Ahmadi

/s/ Keith Tanaka
Keith Tanaka	Chief Financial Officer, Principal Accounting Officer, Secretary and Director	April 15, 2010

Conspiracy Entertainment Holdings, Inc.

Consolidated Financial Statements

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Conspiracy Entertainment Holdings, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Conspiracy Entertainment Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conspiracy Entertainment Holdings, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficiency and continued losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
April 14, 2010

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	December 31,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$128,413	$424,529
Accounts receivable, net	284,467	256,820

Total Current Assets	412,880	681,349

PROPERTY AND EQUIPMENT, NET	14,347	11,158

OTHER ASSETS

Capitalized development costs and licenses, net	3,699,735	2,543,710
Deposits	6,906	6,906
Other receivable	85,500	92,500

Total Other Assets	3,793,513	2,643,116

TOTAL ASSETS	$4,219,368	$3,335,623

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2009	2008

CURRENT LIABILITIES

Accounts payable	$1,071,123	$712,175
Accrued expenses	2,048,902	2,440,193
Payroll taxes payable	826,230	712,585
Deferred compensation	288,338	371,555
Related party loans	30,000	80,000
Deferred revenue	2,487,912	2,145,632
Notes payable, net of discount	-	418,688
Derivative liability	-	2,816,604
Current portion of convertible notes payable, net of discount	150,000	2,217,400

Total Current Liabilities	6,902,505	11,914,832
LONG-TERM LIABILITIES
Convertible notes payable, net of discount	2,484,302	-
Total Long-Term Liabilities	2,484,302	-
Total Liabilities	9,386,807	11,914,832
COMMITMENTS
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 1,000,000,000 shares
authorized, 20,386,368 and 17,063,022 shares
issued and outstanding, respectively	20,386	17,063
Additional paid in capital	7,212,936	2,824,521
Accumulated deficit	(12,400,761)	(11,420,793)

Total Stockholders' Deficit	(5,167,439)	(8,579,209)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,219,368	$3,335,623

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

NET SALES	$9,600,592	$10,905,490

COST OF SALES	7,836,371	8,919,325

GROSS PROFIT	1,764,221	1,986,165

OPERATING EXPENSES

Professional fees	491,530	507,165
Salaries, wages and payroll taxes	595,186	658,950
Selling, general and administrative	828,293	1,108,863

Total Operating Expenses	1,915,009	2,274,978

NET INCOME (LOSS) FROM OPERATIONS	(150,788)	(288,813)

OTHER INCOME (EXPENSE)

Interest expense	(356,579)	(212,146)
Net financing expense	(829,734)	(109,463)
Loss on extinguishment of debt	(2,459,471)	-
Gain on valuation of derivative liability	2,816,604	765,897
Gain on debt forgiveness	-	110,128

Total Other Income (Expense)	(829,180)	554,416

NET INCOME (LOSS) BEFORE INCOME TAXES	(979,968)	265,603

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(979,968)	$265,603

BASIC INCOME (LOSS) PER SHARE (Note 2)	$(0.05)	$0.02
DILUTED INCOME (LOSS) PER SHARE (Note 2)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2007	17,063,022	$17,063	$2,824,521	$(11,686,396)

Net income for the year ended
December 31, 2008	-	-	-	265,603

Balance, December 31, 2008	17,063,022	17,063	2,824,521	(11,420,793)

Common stock issued for debt
and accrued interest	3,323,347	3,323	196,078	-

Beneficial conversion features
on new debt	-	-	931,146	-

Loss on extinguishment of debt
related to modifying the
conversion terms or adding
terms to existing debt	-	-	2,459,471	-

Value of warrants issued
during the year	-	-	801,720	-

Net loss for the year ended
December 31, 2009	-	-	-	(979,968)

Balance, December 31, 2009	20,386,369	$20,386	$7,212,936	$(12,400,761)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(979,968)	$265,603
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,528	2,528
Amortization of discount on convertible notes payable	24,830	109,463
Amortization and impairment of capitalized
development costs and licenses	484,596	2,589,001
Amortization of discount on notes payable	3,183	19,595
Loss on extinguishment of debt	2,459,471	-
Value of warrants issued	801,720	-
Gain on debt forgiveness	-	(110,128)
Net change in derivative liability	(2,816,604)	(765,897)
Change in operating assets and liabilities:
Accounts receivable and other receivable	(20,647)	(106,625)
Prepaid expenses	-	277,200
Accounts payable and accrued expenses	822,050	221,293
Deferred compensation	(83,217)	(161,455)
Deferred revenue	342,280	818,979

Net Cash Provided by Operating Activities	1,040,222	3,159,557

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development costs and licenses	(1,641,993)	(3,510,781)
Purchase of property and equipment	(5,717)	(9,237)

Net Cash Used in Investing Activities	(1,647,710)	(3,520,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) related party loans	(50,000)	80,000
Proceeds from convertible notes payable	360,000	-
Proceeds from notes payable	-	205,000
Payments on notes payable	-	(40,000)

Net Cash Provided by Financing Activities	$310,000	$245,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2009	2008

DECREASE IN CASH AND CASH EQUIVALENTS	$(296,116)	$(115,461)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	424,529	539,990

CASH AND CASH EQUIVALENTS, END OF YEAR	$128,413	$424,529

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,000	$5,000
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature of convertible notes payable	$931,146	$-
Accrued interest converted to convertible debt	$721,147	$-
Notes payable converted to convertible debt	$421,871	$-
Convertible notes payable and interest converted to stock	$199,401	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

On October 7, 2003, the Company effected a reorganization and acquisition agreement with Conspiracy Entertainment Corporation (CEC), organized in November 1997. The reorganization agreement provided for the issuance of 7,184,300 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) shares of common stock to the shareholder of CEC, for all outstanding shares of CEC. Pursuant to the acquisition, CEC became a wholly-owned subsidiary of the Company, and the name of the Company was changed to Conspiracy Entertainment Holdings, Inc. The reorganization was recorded as a reverse acquisition using the purchase method of business combination. In a reverse acquisition all accounting history becomes that of the accounting acquirer, therefore all historical information prior to the acquisition is that of CEC. The shares issued to the shareholders of CEC have been stated retroactively, as though a 1,026 for 1 stock split occurred on January 1, 2003. The reverse merger adjustment is therefore all the shares held by the Lance shareholders prior to the acquisition.

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
December 31, 2009 and 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.    Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

d.    Receivables

The Company sells its products throughout the United States.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of December 31, 2009 and 2008, the allowance for doubtful accounts was $-0- and $62,500, respectively.

e.    Assignment of Accounts Receivable

Regularly, the Company assigns its receivables to vendors with recourse and accounts for such assignments in accordance with FASB ASC 860 (Prior authoritative literature: SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities").  Assigned accounts receivable are shown on the accounts receivable section of the balance sheet until collected by the beneficiary.  Should the accounts receivable become uncollectible, the Company is ultimately responsible for paying the vendor and recording an allowance for potential credit losses as deemed necessary.  The assigned accounts receivable are generally collected within 90 days; therefore, the balance shown approximates its fair value.

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

The Company accounts for software development costs in accordance with FASB ASC 985 (Prior authoritative literature: SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"). Software development costs are capitalized   once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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

At December 31, 2009 and 2008, $484,596 and $2,589,001, respectively, of amortization and impairment expense has been included in cost of sales for the years on the titles that have been released or have been discontinued during the year.

h.    Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consists of the following and are recorded at cost:

		December 31,
	Life	2009	2008

Furniture and equipment	4-5 years	$58,707	$58,707
Development tools	3 years	41,606	41,606
Computer equipment	3 years	54,199	46,285
Automobile	4 years	51,549	51,549
Leasehold improvements	5 years	24,457	24,457
Total property and equipment		230,518	222,604
Less: accumulated depreciation		(216,171)	(211,446)
Property and equipment, net		$14,347	$11,158

Provision  for  depreciation  of  property  and  equipment  is  computed using the straight-line  method for financial  reporting  purposes.  Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

Depreciation charged to operations was $4,724 and $2,528 for the years ended December 31, 2009 and 2008, respectively.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.    Property and Equipment (continued)

In accordance with FASB ASC 360 (Prior authoritative literature: SFAS No. 144), the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2009 and 2008, no impairments were recognized.

i.     Revenue Recognition

Revenue from video game distribution contracts, which provide for the receipt of non-refundable guaranteed advances, is recognized when the games are delivered to the distributor by the manufacturer under the completed contract method, provided the other conditions of sale as established by FASB ASC 605 (Prior authoritative literature: Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 (revised SAB No. 104) "Revenue Recognition") are satisfied:

i.	Persuasive evidence of an arrangement exists.

ii.	Delivery has occurred or services have been rendered.

iii.	The seller's price to the buyer is fixed or determinable.

iv.	Collectibility is reasonably assured

Until all of the conditions of the sale have been met, amounts received on such distribution contracts are recorded as deferred income.  Although the Company regularly enters into agreements to assign accounts receivable to vendors, the Company presents revenues on gross basis per FASB ASC 605-45-45 (Prior authoritative literature: Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent") since the Company:

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
December 31, 2009 and 2008

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

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FASB ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FASB ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2007. The adoption of FASB ASC 740-10 had no effect on the Company’s reported deficit, its net income (loss) or on its reported deferred net tax assets from net operating loss carryforwards or the related valuation allowance (Note 12).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.      Income Taxes (Continued)

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in its consolidated statement of operations. As of December 31, 2009, the Company had not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

k.     Advertising and Marketing Expense

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2009 and 2008 was $346,062 and $540,813, respectively.

l.  Earnings (Loss) Per Share of Common Stock
The Company reports loss per share in accordance with FASB ASC 260 (Prior authoritative literature: SFAS No. 128 "Earnings per Share"). Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding (as adjusted for subsequent 1:3 reverse stock split – see Note 14). Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants.  The calculation of the net income (loss) per share available to common stockholders for the periods presented with net losses does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

	For the Years Ended
	December 31,
	2009	2008
Earnings (loss) per share:
Net income (numerator) - basic	$(979,968)	$265,603
Effect of dilutive securities, convertible
notes payable	472,601	(656,434)

Income (loss) (numerator) - diluted	$(507,367)	$(390,831)

Shares (denominator) - basic	17,825,783	17,063,022
Effect of dilutive securities, convertible
notes payable	-	-
Warrants	-	-

Shares (denominator) - diluted	17,825,783	17,063,022

Per share amount - basic	$(0.05)	$0.02

Per share amount - diluted	$(0.03)	$(0.02)

For the year ended December 31, 2009, the Company had warrants to purchase 37,166,666 common shares at a weighted average price of $0.264 and notes payable convertible into 118,020,576 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive - (all amounts are adjusted for subsequent 1:3 reverse stock split – see Note 14).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.    Earnings (Loss) Per Share of Common Stock (Continued)

For the year ended December 31, 2008, the Company had warrants to purchase 23,333,333 common shares at a weighted average price of $0.375 and notes payable convertible into 51,890,756 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive - (all amounts are adjusted for subsequent 1:3 reverse stock split – see Note 14).

m.    Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Secured Convertible Debentures (see Note 4). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of FASB ASC 815-40 (Prior authoritative literature: EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"), as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives and the warrants are valued using the Black Scholes Option Pricing Model.

n.    Registration Rights

In raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants that have registration rights with liquidated damages for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to FASB ASC 815-40 (Prior authoritative literature: EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"), the net value of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date. The Company has accrued an estimated $1,821,620 in liquidation damages and is included in accrued expenses on the balance sheet at December 31, 2009 and 2008.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of December 31, 2009, the Company had an accumulated deficit of approximately $12,400,000 and has significant negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to issue additional debt and equity to fund the release of new products in 2010 and to continue to generate cash flow from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 -	CONVERTIBLE NOTES PAYABLE

On December 11, 2009, the Company entered into two separate convertible loan agreements. Each loan was for $105,000 resulting in total new debt of $210,000. The convertible notes accrue interest at 15% per annum with principal and interest due at maturity of December 31, 2011. The note holder has the option to convert any unpaid balances to the Company’s common stock at a rate of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) per common share. The note holders also both received 5,250,000 common stock warrants with an exercise price of $0.09 per share for a period of five (5) years (as adjusted for subsequent 1:3 reverse stock split – see Note 14).

The Company identified embedded derivatives related to the December 11, 2009 convertible debt. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives as of the inception date up to the proceeds amount. At inception of the new debt, the Company allocated $210,000 to the embedded derivatives.

For the years ended December 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $5,600 and $-0-, respectively.

On December 11, 2009, the Company also converted $376,418 of accrued interest due on another convertible loan to a new convertible loan agreement. The convertible note accrues interest at 15% per annum with principal and interest due at maturity of December 31, 2011. The note holder has the option to convert any unpaid balances to the Company’s common stock at a rate of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) per common share.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

The Company identified embedded derivatives related to the December 11, 2009 convertible debt. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives as of the inception date up to the proceeds amount. At inception of the new debt, the Company allocated $376,418 to the embedded derivatives.

For the years ended December 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $10,038 and $-0-, respectively.

On December 11, 2009, the Company also converted $344,728 of accrued interest due on another convertible loan to a new convertible loan agreement. The convertible note accrues interest at 15% per annum with principal and interest due at maturity of December 31, 2011. The note holder has the option to convert any unpaid balances to the Company’s common stock at a rate of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) per common share.

The Company identified embedded derivatives related to the December 11, 2009 convertible debt. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives as of the inception date up to the proceeds amount. At inception of the new debt, the Company allocated $344,728 to the embedded derivatives.

For the years ended December 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $9,193 and $-0-, respectively.

On May 21, 2009, the Company entered into two separate convertible loan agreements. Each loan was for $75,000 resulting in total new debt of $150,000. Both loans bear interest at 15%, mature May 21, 2010, require a payment of $37,500 on December 31, 2009 with the balance (including interest) due at maturity, and are convertible into shares of the Company’s common stock at $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) per share (at the note holder’s option at any time the debt is outstanding).

The debt was accounted for under U.S. generally accepted accounting principles which resulted in no beneficial conversion feature as the conversion rate was equal to the trading price on the date of the transaction (the conversion features were not “in-the-money”).

The Company entered into a Securities Purchase Agreement on July 7, 2007 for the issuance of $200,000 of convertible notes (“Convertible Notes”) The Convertible Note accrues interest at 15% per annum. The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The notes matured on August 1, 2008.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

However, in December 2009 the note holder agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. The substantial modification of the terms of the convertible debt resulted in a loss on modification and extinguishment of debt in the amount of $200,000 in accordance with the provisions of Accounting Standards Codification (ASC) 470-50 (Modifications and Extinguishments of Debt).

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

For the years ended December 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $109,463, respectively.

The Company entered into a Securities Purchase Agreement on March 30, 2007 for the issuance of $80,000 of convertible note (“Convertible Note”) The Convertible Note accrues interest at 15% per annum. The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The note matured on August 1, 2007.

However, in December 2009 the note holder agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. The substantial modification of the terms of the convertible debt resulted in a loss on modification and extinguishment of debt in the amount of $80,000 in accordance with the provisions of Accounting Standards Codification (ASC) 470-50 (Modifications and Extinguishments of Debt).

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

The Company entered into a Securities Purchase Agreement on August 11, 2006 for the issuance of $247,000 of convertible note (“Convertible Note”) The Convertible Note accrues interest at 15% per annum. The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before, but not including, conversion date. The note matured on August 1, 2007.

However, in December 2009 the note holder agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. The substantial modification of the terms of the convertible debt resulted in a loss on modification and extinguishment of debt in the amount of $247,000 in accordance with the provisions of Accounting Standards Codification (ASC) 470-50 (Modifications and Extinguishments of Debt).

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

The Company entered into a Securities Purchase Agreement with investors on February 9, 2005 for the issuance of $650,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 4,333,333 shares of the Company’s common stock at $0.15 per share and warrants to purchase 4,333,333 shares of the Company’s common stock at $0.60 per share - (each as adjusted for subsequent 1:3 reverse stock split – see Note 14). The Convertible Note accrues interest at 5% per annum. The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date (as amended).  The note matured on February 9, 2007.

However, in December 2009 the note holder agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. The substantial modification of the terms of the convertible debt resulted in a loss on modification and extinguishment of debt in the amount of $650,000 in accordance with the provisions of Accounting Standards Codification (ASC) 470-50 (Modifications and Extinguishments of Debt).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

The Company entered into a Securities Purchase Agreement with investors on August 31, 2004 for the issuance of $1,050,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 7,000,000 shares of the Company’s common stock at $0.15 per share and warrants to purchase 7,000,000 shares of the Company’s common stock at $0.60 per share - (each as adjusted for subsequent 1:3 reverse stock split – see Note 14). The Convertible Note accrues interest at 5% per annum. The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date (as amended).  The note matured on August 30, 2006.

However, in December 2009 the note holder agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. The substantial modification of the terms of the convertible debt resulted in a loss on modification and extinguishment of debt in the amount of $810,600 in accordance with the provisions of Accounting Standards Codification (ASC) 470-50 (Modifications and Extinguishments of Debt).

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

The Company entered into a Securities Purchase Agreement with investors on September 28, 2004 for the issuance of $50,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 333,333 shares of the Company’s common stock at $0.15 per share and warrants to purchase 333,333 shares of the Company’s common stock at $0.60 per share - (each as adjusted for subsequent 1:3 reverse stock split – see Note 14). The Convertible Note accrues interest at 5% per annum. The note holder had the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or b) 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date (as amended).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

However, in December 2009 the note holder agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. The substantial modification of the terms of the convertible debt resulted in a loss on modification and extinguishment of debt in the amount of $50,000 in accordance with the provisions of Accounting Standards Codification (ASC) 470-50 (Modifications and Extinguishments of Debt).

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

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

Convertible notes payable are detailed as follows:

	December 31,
	2009	2008

Convertible debentures to partnerships and funds; 5% interest per annum; secured by the Company’s assets, matured August 2006. In December 2009, the note holders agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as restated for the reverse stock split - see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date.
	$1,510,600	$1,690,400

Convertible debentures to partnerships and funds; 15% interest per annum; secured by the Company’s assets, matured February 2007. In December 2009, the note holders agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as restated for the reverse stock split - see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date.
	247,000	247,000

Convertible debentures to partnerships and funds; 15% interest per annum; secured by the Company’s assets, matured August 1, 2007.  In December 2009, the note holders agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as restated for the reverse stock split - see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date.
	80,000	80,000

Convertible debentures to an entity; 15% interest per annum; secured by the Company’s assets, matures May 21, 2010, convertible anytime at the Holder’s option at the conversion rate of $0.03 (as restated for the reverse stock split - see Note 14) per common share. Principal due in equal installments on December 31, 2009 and at maturity. Interest due at maturity.	75,000	-

Subtotal	$1,912,600	$2,017,400

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

	December 31,
	2009	2008

Balance forward	$1,912,600	$2,017,400

Convertible debentures to an entity; 15% interest per annum; secured by the Company’s assets, matures May 21, 2010, convertible anytime at the Holder’s option at the conversion rate of $0.03 (as restated for the reverse stock split - see Note 14) per common share. Principal due in equal installments on December 31, 2009 and at maturity. Interest due at maturity.	75,000	-

Convertible debentures to an entity; 15% interest per annum; secured by Company assets, principal and interest matures December 31, 2011, convertible anytime at the Holder’s option at a rate of $0.03 (as restated for the reverse stock split - see Note 14) per common share; net of discount of $102,200 and $-0- at December 31, 2009 and 2008, respectively.	2,800	-

Convertible debentures to an entity; 15% interest per annum; secured by Company assets, principal and interest matures December 31, 2011, convertible anytime at the Holder’s option at a rate of $0.03 (as restated for the reverse stock split - see Note 14) per common share; net of discount of $102,200 and $-0- at December 31, 2009 and 2008, respectively.	2,800	-

Convertible debentures to an entity as a result of converting $376,418 of interest due on a different convertible note; 15% interest per annum; secured by Company assets, principal and interest matures December 31, 2011, convertible anytime at the Holder’s option at a rate of $0.03 (as restated for the reverse stock split - see Note 14) per common share; net of discount of $366,380 and $-0- at December 31, 2009 and 2008, respectively.	10,038	-

Convertible debentures to an entity as a result of converting $344,728 of interest due on a different convertible note; 15% interest per annum; secured by Company assets, principal and interest matures December 31, 2011, convertible anytime at the Holder’s option at a rate of $0.03 (as restated for the reverse stock split - see Note 14) per common share; net of discount of $335,535 and $-0- at December 31, 2009 and 2008, respectively.	9,193	-

Subtotal	$2,012,431	$2,017,400

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

	December 31,
	2009	2008

Balance forward	$2,012,431	$2,017,400

Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006. In December 2009, the note holder agreed to extend the maturity date and add conversion terms to the debt as follows: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holder's option into shares of the Company's common stock at the lesser of $0.03 (as restated for the reverse stock split - see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. Balance was included as part of notes payable at December 31, 2008 since there were no conversion terms until December 2009.
	194,093	-

Note payable to an entity; interest at 10% per annum, original maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount was amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest. In December 2009, the note holder agreed to extend the maturity date and add conversion terms to the debt as follows: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holder's option into shares of the Company's common stock at the lesser of $0.03 (as restated for the reverse stock split - see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. Balance was included as part of notes payable at December 31, 2008 since there were no conversion terms until December 2009.
	113,889	-

Note payable to an entity; interest at 10% per annum, original maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount was amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest. In December 2009, the note holder agreed to extend the maturity date and add conversion terms to the debt as follows: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holder's option into shares of the Company's common stock at the lesser of $0.03 (as restated for the reverse stock split - see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. Balance was included as part of notes payable at December 31, 2008 since there were no conversion terms until December 2009.
	113,889	-

Subtotal	$2,434,302	$2,017,400

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -	CONVERTIBLE NOTES PAYABLE (Continued)

	December 31,
	2009	2008

Balance forward	$2,434,302	$2,017,400

Convertible debentures to an entity; 15% interest per annum; secured by Company assets, matured August 1, 2008.  In December 2009, the note holder agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as restated for the reverse stock split - see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date.
	100,000	100,000

Convertible debentures to an entity; 15% interest per annum; secured by Company assets, matured August 1, 2008.  In December 2009, the note holder agreed to modify the conversion terms and maturity date to the following: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holders' option into shares of the Company's common stock at the lesser of $0.03 (as restated for the reverse stock split - see Note 14) or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date.
	100,000	100,000

Total convertible notes payable, net of discount of $906,315 and $-0- at December 31, 2009 and 2008, respectively.	2,634,302	2,217,400

Less: current portion	(150,000)	(2,217,400)

Long-term convertible notes payable	$2,484,302	$-

Future minimum principal payments on the convertible notes payable are as follows:

For the Years Ending December 31,

2010	$150,000
2011	2,484,302
Thereafter	-

Total	$2,634,302

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 -	NOTES PAYABLE

Notes payable are detailed as follows:

	December 31,
	2009	2008

Note payable to institutional investors; no interest; profit sharing of 50% for the game "Ultimate Block Party" up to a maximum of $300,000; secured by the Company's assets; matured in February 2006. In December 2009, the note holder agreed to extend the maturity date and add conversion terms to the debt as follows: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holder's option into shares of the Company's common stock at the lesser of $0.01 or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. Balance was included as part of notes payable at December 31, 2008 since there were no conversion terms until December 2009 and reclassified to convertible notes payable at December 31, 2009.
	$-	$194,093

Note payable to an entity; interest at 10% per annum, original maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount was amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest. In December 2009, the note holder agreed to extend the maturity date and add conversion terms to the debt as follows: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holder's option into shares of the Company's common stock at the lesser of $0.01 or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. Balance was included as part of notes payable at December 31, 2008 since there were no conversion terms until December 2009 and reclassified to convertible notes payable at December 31, 2009.
	-	112,298

Note payable to an entity; interest at 10% per annum, original maturity on February 20, 2009. The note was issued at a 10% discount with the Company receiving $102,500 for a $113,889 face value note. The discount was amortized over the life of the note (1 year) and recorded as interest expense, secured by a security interest. In December 2009, the note holder agreed to extend the maturity date and add conversion terms to the debt as follows: (a) maturity of June 30, 2011 with interest and principal due at maturity, and (b) convertible at the Holder's option into shares of the Company's common stock at the lesser of $0.01 or 70% of the average of the five (5) lowest closing bid prices of the Company's common stock for the thirty (30) trading days prior to the conversion date. Balance was included as part of notes payable at December 31, 2008 since there were no conversion terms until December 2009 and reclassified to convertible notes payable at December 31, 2009.
	-	112,297

Total notes payable, net of discount $-0- and $3,183, respectively	-	418,688

Less: current portion	-	(418,688)

Long-term notes payable	$-	$-

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 -	LEASE COMMITMENTS

On February 11, 2009, the Company signed an addendum to its office lease for an additional term of eighteen (18) months commencing May 1, 2009 through October 31, 2010 requiring base monthly rental payments of $7,958.

Future minimum lease payments under non-cancelable operating leases at December 31, 2009 were as follows:

For the Years Ending December 31,

2010	$79,577
Thereafter	-

Total	$79,577

Rent expense was $106,102 and $94,976 for the years ended December 31, 2009 and 2008, respectively.

NOTE 7 -	AGREEMENTS

Employment Agreements

On January 1, 2002, the Company entered into three-year employment agreements with its President and its Chief Financial Officer (CFO), providing for annual salaries of $324,000, plus benefits, and $134,400, plus benefits, respectively.  In addition, per the agreement, each employee is entitled to a corporate vehicle monthly allowance of $800 and $500, respectively.  The CFO also received 718,430 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) shares of the Company’s common stock (10% of the Company’s total issued and outstanding common shares as of the date of the agreement) as part of his employment agreement. No additional shares are owed to the CFO. The employment agreements expired January 2005 and were not renewed; however, compensation for the President and Chief Operating Officer did not change. At December, 2009 and 2008, total deferred compensation related to these employment agreements was $288,338 and $371,555, respectively.

License Fee Agreement

The Company is obligated under a license agreement with Discovery of which $60,000 remained unpaid as of December 31, 2009 and 2008. The amount is included in accounts payable. The Company is currently attempting to negotiate either an amendment to the agreement to maintain the rights to the property or to have Discovery waive the remaining balances.

Vacation Accrual

During the years ended December 31, 2009 and 2008, the Company did not accrue liabilities for vacation payable to employees.  The Company’s management believes vacation earned during and prior to 2009 was utilized by the employees of the Company as of December 31, 2009, and accordingly, has not recorded an accrued liability.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 -	AGREEMENTS (Continued)

Withholding Tax Payable

The Company withholds 10% of all foreign sales intended to be remitted to the Internal Revenue Service (“IRS”).  As of both December 31, 2009 and 2008 the Company had withholding tax payable of $376,823.  As of December 31, 2009, the Company had not remitted any of the 2001-2006 withholdings to the IRS for which it is most likely subject to penalties and interest which have been estimated and accrued.  As of December 31, 2009, the Company had not been audited or invoiced by the IRS.  The amounts due at December 31, 2009 and 2008 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE 8 -	CONTINGENCIES, CONCENTRATIONS AND UNCERTAINTIES

The Company operates in the computer software industry, which is highly competitive and changes rapidly.  The Company’s operating results could be significantly affected by its ability to develop new products and find new distribution channels for new and existing products.

Authorized Shares of Common Stock

As of December 31, 2008, the Company had authorized for issuance 100,000,000 shares of common stock at $0.001 par value. At December 31, 2008 the Company had 51,189,065 (pre-stock split) common shares issued and outstanding. In addition to the issued shares, the Company has 70,000,000 (pre-stock split) warrants outstanding and notes payable convertible into 155,672,269 (pre-stock split) shares as of December 31, 2008. If each of the equity instruments were exercised for conversion to common stock at December 31, 2008, the Company did not have enough authorized shares to satisfy each of the equity conversions. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion.

In November 2009, the Company increased its authorized shares to 1,000,000,000 to cover the potential shortfall as noted above. As of December 31, 2009, no derivative liability is recorded as the Company has sufficient shares to cover all of its potential obligations related to conversion of debt or equity instruments into shares of common stock.

Major Customers

For the year ended December 31, 2009, two customers generated sales in excess of 10% of the Company’s total sales. Sales to these customers totaled $8,469,380 and $996,168 or 88.4% and 10.4% of total revenues during 2009, respectively. At December 31, 2009, the receivable balance from these customers was $168,336 (59% of net accounts receivable) and $-0-, respectively.

For the year ended December 31, 2008, one customer generated sales in excess of 10% of the Company’s total sales. Sales to this customer totaled $10,578,263 or 97.0% of total revenues during 2008. At December 31, 2008, the receivable balance from this customer was $256,820 (100% of net accounts receivable).

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 9 -	CAPITALIZED DEVELOPMENT COSTS AND LICENSES

Capitalized development costs and licenses at December 31, 2009 consisted of the following (only including non-fully amortized costs):

	Development	License	Combined
	Costs	Costs	Totals

Capitalized development costs and licenses	$2,750,606	$4,479,528	$7,230,134
Less: impairment	(872,635)	(191,500)	(1,064,135)
Less: accumulated amortization	(186,080)	(2,278,812)	(2,464,892)

Net balance	$1,691,891	$2,009,216	$3,701,107

Amortization expense was $484,596 and $1,811,296 for the years ended December 31, 2009 and 2008, respectively.

The Company’s total impairment losses of $-0- and $777,705 for the years ended December 31, 2009 and 2008, respectively, on the capitalized costs were determined as a result of the projects either being cancelled or terminated.

The estimated amortization of capitalized development costs and licenses are as follows for the next five years:

For the Years Ending December 31,

2010	$2,530,599
2011	1,013,495
2012	157,014
Thereafter	-

Total	$3,701,107

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS

In December, 2007, the FASB issued FASB ASC 805 (Prior authoritative literature: SFAS No. 141(R), “Business Combinations”), which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB ASC 805 is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company’s financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS (Continued)

In December, 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). FASB ASC 810-10-65 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. This standard is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.and is not expected to have an impact on the Company’s financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

 In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 -	NEW TECHNICAL PRONOUNCEMENTS (Continued)

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 11 -	SHAREHOLDERS EQUITY

Warrants

Warrants - The Company has issued warrants to non-employees under various agreements expiring through various dates. A summary of the status of warrants at December 31, 2009 and 2008 (as adjusted for subsequent 1:3 reverse stock split – see Note 14), and changes during the years then ended is as follows:

	For the Year Ended		For the Year Ended
	December 31, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	23,333,333	$0.375	23,333,333	$0.375
Granted	13,833,333	0.076	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of year	37,166,666	$0.264	23,333,333	$0.375

Exercisable at end of year	37,166,666	$0.264	23,333,333	$0.375

A summary of the status of warrants outstanding at December 31, 2009 (as adjusted for subsequent 1:3 reverse stock split – see Note 14) is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	3,333,334	5.0 years	$0.030	3,333,334	$0.030
$0.09	10,500,000	4.9 years	0.090	10,500,000	0.090
$0.15	11,666,666	1.9 years	0.150	11,666,666	0.150
$0.60	11,666,666	2.2 years	0.600	11,666,666	0.600

	37,166,666		$0.264	37,166,666	$0.264

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 11 -	SHAREHOLDERS EQUITY (Continued)

Warrants (Continued)

All terms, conversion rates and amounts of warrants as shown adjusted for subsequent 1:3 reverse stock split – see Note 14.

During 2009, the Company issued a total of 13,833,333 common stock warrants as follows: (a) 1,666,667 to a note holder as additional compensation for re-negotiating its debt terms, the warrants are convertible at the lesser of $0.03 or 70% of the average of the five (5) lowest closing bid prices for the Company’s common stock for the thirty (30) trading days prior to the conversion date, and mature on December 16, 2014, (b) 1,666,667 to a note holder as additional compensation for re-negotiating its debt terms, the warrants are convertible at the lesser of $0.03 or 70% of the average of the five (5) lowest closing bid prices for the Company’s common stock for the thirty (30) trading days prior to the conversion date, and mature on December 16, 2014, (c) 5,250,000 attached to convertible debt (see Note 4), convertible at $0.09 per share, and mature on December 11, 2014, and (d) 5,250,000 attached to convertible debt (see Note 4), convertible at $0.09 per share, and mature on December 11, 2014. The issuance of these warrants resulting in an expense of $366,967 based on the fair value of the warrants issued which has been recorded during the year ended December 31, 2009.

On August 31, 2004, the Company sold an aggregate of $1,050,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 7,000,000 shares of the Company’s common stock at $0.60 per share expiring originally on August 31, 2009 (note: during 2009 the maturity date was extended to February 28, 2012 resulting in a value of $260,852 which was expensed during 2009), and Class B Common Stock Purchase Warrants to purchase 7,000,000 shares of the Company’s common stock at $0.15 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors.  The Company received gross proceeds totaling $1,050,000 from the sale of the Debentures and the Warrants.

On September 28, 2004, the Company sold an aggregate of $50,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 333,333 shares of the Company’s common stock at $0.60 per share expiring originally on October 31, 2009 (note: during 2009 the maturity date was extended to February 28, 2012 resulting in a value of $12,421 which was expensed during 2009), and Class B Common Stock Purchase Warrants to purchase 333,333 shares of the Company’s common stock at $0.15 per share expiring a year and half after the registration of the underlying shares goes effective, to four institutional investors. The Company received gross proceeds totaling $50,000 from the sale of the Debentures and the Warrants.

On February 9, 2005, the Company sold an aggregate of $650,000 principal amount of 5% Secured Convertible Debentures, Class A Common Stock Purchase Warrants to purchase 4,333,333 shares of the Company’s common stock at $0.60 per share expiring originally on February 28, 2010 (note: during 2009 the maturity date was extended to February 28, 2012 resulting in a value of $161,480 which was expensed during 2009), and Class B Common Stock Purchase Warrants to purchase 4,333,333 shares of the Company’s common stock at $0.15 per share expiring two and a half years after the registration of the underlying shares goes effective, to four institutional investors.  The Company received gross proceeds totaling $650,000 from the sale of the Debentures and the Warrants.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 11 -	SHAREHOLDERS EQUITY (Continued)

Warrants (Continued)

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

Common Stock

In October 2009, the Company converted a portion of its convertible debt and interest into the Company’s common stock. In total, 3,323,347 shares were issued at a conversion rate of $0.06 per share (as adjusted for subsequent 1:3 reverse stock split – see Note 14) to convert $179,800 of principal and $19,600 of accrued interest.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 12 -	INCOME TAXES

Income taxes from continuing operations for 2009 and 2008 differ from “expected” income taxes for those years computed by applying the U.S. federal statutory rate of 34% and State estimated rate of 5% to loss before taxes for those years as follows:

	December 31,
	2009	2008

Income tax benefit (expense) at statutory rates	$382,188	$(103,585)
Items not recorded for tax purposes:
Bad debts	-	-
Amortization of discount on convertible notes	(10,925)	(42,691)
Value of warrants expense	(312,671)	-
Loss on extinguishment of debt	(959,194)	-
Gain on valuation of derivative liabilities	1,098,476	298,700

	197,874	152,424

Change in valuation allowance	(197,874)	(152,424)

Income tax expense	$-	$-

The Company’s net deferred tax assets consisted of the following at December 31, 2009:

Operating loss carryforwards	$2,182,727
Less: valuation allowance	(2,182,727)

Net deferred tax assets	$-

The Company has federal net operating loss carryforwards in the amount of approximately $5,600,000 at December 31, 2009, substantially all of which are also available for state income tax purposes, which are expected to begin expiring in 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Although the management believes the Company will be profitable in the foreseeable future, based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the more likely than not criteria under FASB ASC 740-10 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 12 -	INCOME TAXES (Continued)

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

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2009 and 2008, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S. and California. The Company’s tax years for 2005 through 2009 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S., state, or local examinations by taxing authorities for years before 2005.

NOTE 13 -	RELATED PARTY LOANS

The Company received two loans during the year ended December 31, 2008 from officers of the Company. One loan is for $50,000 and the other is for $30,000. Each loan is payable on demand and requires repayment of $5,000 interest for each loan in addition to the principal balance. The $50,000 loan was repaid during 2009 and the interest has been paid on both loans. The balances due on these related party loans at December 31, 2009 and 2008 was $30,000 and $80,000, respectively.

NOTE 14 -	SUBSEQUENT EVENTS

Effective February 22, 2010, the Company’s Board of Directors approved a one-for-three (1:3) reverse split of the Company’s issued and outstanding shares of common stock. All references to common shares, convertible notes payable, warrants and any other potential common stock equivalent instruments have been retroactively restated to reflect this change.