Form 10-Q
period 2010-03-31
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2010-05-20
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

As of May 21, 2010, there were 25,069,71 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conspiracy Entertainment Holdings, Inc.

Condensed Consolidated Financial Statements

March 31, 2010

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$81	$128,413
Accounts receivable, net	266,471	284,467

Total Current Assets	266,552	412,880

PROPERTY AND EQUIPMENT, NET	12,907	14,347

OTHER ASSETS

Capitalized development costs and licenses, net	3,886,315	3,699,735
Deposits	6,907	6,907
Other receivable	10,500	85,500

Total Other Assets	3,903,722	3,792,142

TOTAL ASSETS	$4,183,181	$4,219,369

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2010	2009
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$1,035,824	$1,071,124
Accrued expenses	2,134,017	2,048,902
Payroll taxes payable	872,114	826,230
Deferred compensation	93,799	288,338
Related party loans	30,000	30,000
Deferred revenue	2,262,626	2,487,912
Current portion of convertible notes payable, net of discount	150,000	150,000

Total Current Liabilities	6,578,380	6,902,506

LONG-TERM LIABILITIES

Convertible notes payable, net of discount	2,597,591	2,484,302

Total Long-Term Liabilities	2,597,591	2,484,302

Total Liabilities	9,175,971	9,386,808

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 1,000,000,000 shares
authorized, 25,069,701 and 20,386,368 shares
issued and outstanding, respectively	25,069	20,386
Additional paid in capital	7,553,573	7,212,936
Accumulated deficit	(12,571,432)	(12,400,761)

Total Stockholders' Deficit	(4,992,790)	(5,167,439)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,183,181	$4,219,369

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009

NET SALES	$1,686,800	$3,545,968

COST OF SALES	1,170,147	2,943,605

GROSS PROFIT	516,653	602,363

OPERATING EXPENSES

Professional fees	129,270	116,000
Salaries, wages and payroll taxes	148,764	155,827
Selling, general and administrative	211,118	167,761

Total Operating Expenses	489,152	439,588

NET INCOME FROM OPERATIONS	27,501	162,775

OTHER INCOME (EXPENSE)

Interest expense	(84,883)	(46,587)
Net financing expense	(113,289)	(3,183)
Gain on valuation of derivative liability	-	1,925,680

Total Other Income (Expense)	(198,172)	1,875,910

NET INCOME (LOSS) BEFORE INCOME TAXES	(170,671)	2,038,685

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(170,671)	$2,038,685

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.12

DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Period Ended March 31, 2010 and the Year Ended December 31, 2009

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2008	17,063,022	$17,063	$2,824,521	$(11,420,793)

Common stock issued for debt and accrued interest	3,323,347	3,323	196,078	-

Beneficial conversion features on new debt	-	-	931,146	-

Loss on extinguishment of debt related to modifying the
conversion terms or adding terms to existing debt	-	-	2,459,471	-

Value of warrants issued during the year	-	-	801,720	-

Net loss for the year ended December 31, 2009	-	-	-	(979,968)

Balance, December 31, 2009	20,386,369	20,386	7,212,936	(12,400,761)

Common stock issued for services (unaudited)	866,666	867	67,773	-

Common stock issued for accounts payable (unaudited)	1,333,333	1,333	78,667	-

Common stock issued for deferred compensation (unaudited)	2,483,333	2,483	194,197	-

Net loss for the three months ended March 31, 2010 (unaudited)				(170,671)

Balance, March 31, 2010 (unaudited)	25,069,701	$25,069	$7,553,573	$(12,571,432)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(170,671)	$2,038,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,440	898
Amortization and impairment of capitalized development costs and licenses	215,027	191,169
Amortization of discount on convertible notes payable	113,289	3,183
Common stock issued for services rendered	68,640	-
Net change in derivative liability	-	(1,925,680)
Change in operating assets and liabilities:
Accounts receivable and other receivable	92,996	(78,000)
Prepaid expenses	-	-
Accounts payable and accrued expenses	175,699	94,311
Deferred compensation	2,141	(9,268)
Deferred revenue	(225,286)	(238,197)

Net Cash Provided by Operating Activities	273,275	77,101

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(401,607)	(380,250)
Purchase of property and equipment	-	(4,233)

Net Cash Used in Investing Activities	(401,607)	(384,483)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on related party loans	-	(50,000)

Net Cash Used in Financing Activities	-	(50,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(128,332)	(357,382)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	128,413	424,529

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81	$67,147

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable converted to common stock	$80,000	$-
Deferred compensation converted to common stock	$196,680	$-
Common stock issued for services rendered	$68,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K which was filed on April 15, 2010.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the years ending December 31, 2010.

NOTE 2 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of March 31, 2010, the Company had an accumulated deficit of approximately $12,600,000 and significant negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to issue additional debt and equity to fund the release of new products in 2010 and 2011 and to continue to generate cash flow from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

NOTE 3 -	MATERIAL TRANSACTIONS

Reverse Stock Split

Effective February 22, 2010, the Company’s Board of Directors (the “Board”) approved a one-for-three (1:3) reverse split of the Company’s issued and outstanding shares of common stock. All references to common shares, convertible notes payable, warrants and any other potential common stock equivalent instruments have been retroactively restated to reflect this change.

Common Stock Issuances

Effective February 5, 2010, the Board approved the issuance of 866,666 (post reverse split) shares of the Company’s common stock for various professional services rendered to the Company. These shares were issued at the market price on the date of authorization with a total value of $68,840.

Effective February 5, 2010, the Board approved the issuance of 1,333,333 (post reverse split) shares of the Company’s common stock for satisfaction of a portion of accounts payable due to the recipient of these shares. These shares were issued at an agreed upon conversion price of $0.06 (post reverse split value) per share or $80,000 which is consistent with the market value of the stock at the time of conversion.

Effective February 5, 2010, the Board approved the issuance of 2,333,333 (post reverse split) and 150,000 (post reverse split) shares of the Company’s common stock to its President and Chief Financial Officer, respectively, in satisfaction of a portion of deferred revenue due to these individuals. These shares were issued at the market price on the date of authorization with a total value of $196,680.

NOTE 4 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

NOTE 5 -	EARNINGS (LOSS) PER SHARE

The Company reports income (loss) per share in accordance with FASB ASC 260 (prior authoritative literature: SFAS No. 128 "Earnings per Share"). Basic net loss per common share is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding (as adjusted for 1:3 reverse stock split – see Note 3). Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants.  The calculation of the net income (loss) per share available to common stockholders for the periods presented with net losses does not include potential shares of common stock equivalents, as their impact would be anti-dilutive.

	For the Three Months
	Ended March 31,
	2010	2009
Earnings (loss) per share:
Net income (numerator) - basic	$(170,671)	$2,038,685
Effect of dilutive securities, convertible
notes payable	113,289	(1,922,497)

Income (loss) (numerator) - diluted	$(57,382)	$116,188

Shares (denominator) - basic	23,196,369	17,063,022
Effect of dilutive securities, convertible
notes payable	-	100,368,374
Warrants	-	-

Shares (denominator) - diluted	23,196,369	117,431,396

Per share amount - basic	$(0.01)	$0.12

Per share amount - diluted	$(0.00)	$0.00

For the period ended March 31, 2009, the Company had warrants to purchase 23,333,334 common shares exercisable as follows: 11,666,667 at $0.60 per share and 11,666,667 at $0.15 per share. Since the exercise prices were higher than the trading price at March 31, 2009, they are not included in the diluted earnings calculation (all amounts are adjusted for 1:3 reverse stock split – see Note 3).

For the period ended March 31, 2010, the Company had warrants to purchase 37,166,666 common shares at a weighted average price of $0.264 and notes payable convertible into approximately 120,000,000 common shares that were not included in the computation of diluted earnings per share as their effect was anti-dilutive - (all amounts are adjusted for 1:3 reverse stock split – see Note 3).

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2009. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues for the three months ended March 31, 2010 were $1,686,800, compared to $3,545,968 for the three months ended March 31, 2009. This represents a decrease of $1,859,168 or 52.4% for the three months ended March 31, 2010. This decrease was primarily attributable to having only one new title released during the quarter (Virtual Villagers DS) and limited reorders.

There was a 14.2% change in gross profit for the three months ended March 31, 2010, which was $516,653, compared to $602,363 for the three months ended March 31, 2009. This decrease in gross profit was primarily the result of lower sales, however the gross profit percentage was higher than that of the 4th Qtr 2009 due to flat fee sales being generated which generally have a higher gross profit percentage.

For the three months ended March 31, 2010, operating expenses totaled $489,152 as compared to $439,588 for the three months ended March 31, 2009. This was an increase of $68,761 or 16.4%. The increase in operating expenses resulted from an increase in Marketing Expense of $22,819 from $41,713 for the three months ended March 31, 2009 to $64,532 for the three months ended March 31, 2010 or 54.7% due to the increased marketing effort for our upcoming 2nd Qtr releases of Just Sing! DS, and America’s Next Top Model Wii and DS, office expenses from $11,302 for the three months ended March 31, 2009 to $30,943 for the three months ended March 31, 2010 a difference of $19,641 or 173.8% which was due to Sony DADC determining that over $9k in storage fees dating back to 2007 was owed, plus additional expenses related to the our 2nd Qtr 2010 releases of Just Sing! DS and America’s Next Top Model Wii and DS, Professional Fees which increased which increased from $116,000 to $129,270 or $13,20 or 11.4$ due to fees paid to special consultants in relation to the signing and distribution of Just Sing! DS and America’s Next Top Model Wii and DS, and finally an increase in Travel from $7,340 for the 3 months ended March 31, 2009 to $20,268 and increase of $12,928 or 176.1% due to travel requirements to attend press tours, prospective sales presentations and distributor meetings in relation to the upcoming 2nd Qtr 2010 releases of Just Sing! DS and America’s Next Top Model Wii and DS.

Interest expense was $84,883 and $46,587 for the three months ended March 31, 2010 and March 31, 2009, respectively. This was an increase of $38,296, or 82.2% due to additional notes issued during 4th Qtr 2009 totaling $951,146.

Our gain on derivative liability was $0 for the three months ended March 31, 2010 compared to gain on derivative liability of $1,925,680 for the three months ended March 31, 2009. The difference of $1,925,680 or 100% was a result of the Company increasing its shares to 1,000,000,000, which would provide enough shares to convert in the event that all debt and warrants were called.

We had $113,289 in financing expense for the three months ended March 31, 2010 compared to $3,183 of financing expense for the three months ended March 31, 2009, which was due to the amortization of the discount on the convertible debt.

Our net loss was $170,671 for the three months ended March 31, 2010 compared to a net income of $2,038,685 for the three months ended March 31, 2009. The decrease in net income for the three months ended March 31, 2010 was due to smaller sales and gross profit, slightly higher expenses, no gain on derivative liability and increase in finance cost for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010 our cash balance was $81 compared to $128,413 at December 31, 2009. Total current assets at March 31, 2010 were $266,522 compared to $412,880 at December 31, 2008. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2010will be sufficient to cover our working capital requirements for fiscal 2010.  The Company reached this conclusion by identifying that a major portion of our debt is attributed to Deferred Revenue ($2,262,626), which will be reclassified as revenue upon the completion of the projects in development. We had informally negotiated with the IRS to pay down our Payroll Tax liability in the amount of $10,000 per month and are in renegotiations to establish an official repayment schedule.  The Company is also negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($93,799).  In addition, based on our schedule of development for the remainder of the year, we anticipate profitability and cash receipts in 2010, which will allow the Company to continue to pay down our working capital requirements and help avoid additional working capital.

 For the three months ended March 31, 2010, net cash provided by operating activities was $273,275 as compared to $77,101 for the three months ended March 31, 2009. The increase in cash used in operating activities can be attributed to the amortization of discount on convertible notes payable, common stock issued for services rendered, and the cash used to pay accounts payable and accrued expenses during the three months ended March 31, 2010.

For the three months ended March 31, 2010, net cash used by investing activities was $401,607, compared to net cash used by investing activities of $384,483 for the nine months ended March 31, 2009. The increase in cash used in investing activities of $17,124 for the three months ended March 31, 2010 was due to more payments made for development costs and licenses.

For the three months ended March 31, 2010, net cash provided by financing activities was $0 compared to $50,000 for the three months ended March 31, 2009.  This decrease in cash provided by financing activities resulted primarily from there being no payments on related party loans during the three months ended March 31, 2010.

Our accounts receivable at March 31, 2010 was $266,471, compared to $248,467 at December 31, 2009. The very small increase in accounts receivable is primarily attributable to sales made toward the end of the quarter that had not yet been collected.

As of March 31, 2010 we had a working capital deficiency of $6,311,828. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at March 31, 2010 was $150,000.  We had no new additional long-term agreements for the three months ended March 31, 2010.

At March 31, 2010, we owed payroll taxes to the IRS in the amount of $495,291 as compared to $449,407 as of December 31, 2009.  The increase in payroll taxes due as of March 31, 2010 is due to the increase in payroll and limited payments made to the IRS during the three months ended March 31, 2010.  We are currently in discussion with the IRS to modify our payment schedule.

At March 31, 2010, we had no bank debt.

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

We currently have outstanding 37,166,666 Class A Warrants and 37,166,666 Class B Warrants with exercise prices as follows:  Class A Warrants, 11,666,666 at .60, 11,166,666 at .15, 10,500,000,000 at .09, and 3,333,334 at .030; Class B Warrants, 11,666,666 at .60, 11,166,666 at .15, 10,500,000,000 at .09, and 3,333,334 at .030. Exercise of all of these warrants would provide gross proceeds of $19,589,999. However, at recent market prices of our common stock, we do not expect the shareholders of such warrants to exercise. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2010:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$2,747,591	$150,000		2,597,591
Operating Lease Obligations	$55,706	$55,706	$
License Fee Obligations	$60,000	$60,000
Total	$2,863,297	$265,706		$2,597,591

In December 2009, we converted $731,146 of interest due on our convertible notes of which $106,970 net of discount was due as of March 31, 2010.

In December 2009, we entered into two notes payable agreements with accredited investors totaling $204,400.  As of March 31, 2010, net of discount, the balance due is $31,150.

In May 2009, we entered into two notes payable agreements totaling $150,000 with two accredited investors.  In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of March 31, 2010 was $150,000.

In February 2008, we entered into two notes payable agreements with accredited investors totaling $227,778. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of March 31, 2010 was $227,778.

In July 2007, we entered into a convertible debenture in the amount of $200,000 with two accredited investors. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of March 31, 2010 was $200,000.

In March 2007, we entered into a convertible notes agreement totaling $80,000 with accredited investors. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of March 31, 2010 was $80,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of March 31, 2010 was $247,000.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and are past due and have not been called.  In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of March 31, 2010 was $194,093.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of March 31, 2010 was $1,510,600.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2010	$55,706

Our license agreement with Discovery for "The Jeff Corwin Experience" requires payments of the remaining $80,000 to be paid in full during the year 2005. Although we have only made $20,000 in payments during 2006, we are looking into our options on how to best handle this matter and plan to pay the balance in full by the end of 2010.

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $3,886,315 at March 31, 2010. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended March 31, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures at the end of the period covered by this report were not effective due to material weaknesses in the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, as further described below, such that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

DATE: May 20, 2010

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

BY:	/S/ SIRUS AHMADI
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR