Form 10-Q
period 2010-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2010-08-23
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

As of August 18, 2010, there were 25,069,701 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
JUNE 30, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conspiracy Entertainment Holdings, Inc.

Condensed Consolidated Financial Statements

June 30, 2010

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$220,103	$128,413
Accounts receivable, net	303,971	284,467

Total Current Assets	524,074	412,880

PROPERTY AND EQUIPMENT, NET	11,468	14,347

OTHER ASSETS

Capitalized development costs and licenses, net	4,178,831	3,699,735
Deposits	6,907	6,907
Other receivable	-	85,500

Total Other Assets	4,185,738	3,792,142

TOTAL ASSETS	$4,721,280	$4,219,369

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2010	2009
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$965,037	$1,071,124
Accrued expenses	2,218,899	2,048,902
Payroll taxes payable	913,661	826,230
Deferred compensation	62,592	288,338
Related party loans	30,000	30,000
Deferred revenue	2,343,626	2,487,912
Current portion of convertible notes payable, net of discount	2,860,881	150,000

Total Current Liabilities	9,394,696	6,902,506

LONG-TERM LIABILITIES

Convertible notes payable, net of discount	-	2,484,302

Total Long-Term Liabilities	-	2,484,302

Total Liabilities	9,394,696	9,386,808

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 1,000,000,000 shares
authorized, 25,069,701 and 20,386,368 shares
issued and outstanding, respectively	25,069	20,386
Additional paid in capital	7,853,573	7,212,936
Accumulated deficit	(12,552,058)	(12,400,761)

Total Stockholders' Deficit	(4,673,416)	(5,167,439)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,721,280	$4,219,369

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

NET SALES	$2,527,038	$755,223	$4,213,838	$4,301,191

COST OF SALES	1,924,390	647,846	3,094,537	3,591,451

GROSS PROFIT	602,648	107,377	1,119,301	709,740

OPERATING EXPENSES

Professional fees	51,000	98,200	180,270	214,200
Salaries, wages and payroll taxes	151,873	154,920	300,637	310,747
Selling, general and administrative	182,229	213,926	393,347	381,687

Total Operating Expenses	385,102	467,046	874,254	906,634

NET INCOME (LOSS) FROM OPERATIONS	217,546	(359,669)	245,047	(196,894)

OTHER INCOME (EXPENSE)

Interest expense	(84,882)	(50,081)	(169,765)	(96,668)
Net financing expense	(113,290)	-	(226,579)	(3,183)
Gain (loss) on valuation of derivative liability	-	(1,266,046)	-	659,634

Total Other Income (Expense)	(198,172)	(1,316,127)	(396,344)	559,783

NET INCOME (LOSS) BEFORE INCOME TAXES	19,374	(1,675,796)	(151,297)	362,889

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$19,374	$(1,675,796)	$(151,297)	$362,889

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.10)	$(0.01)	$0.02

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.02)	$0.00	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Period Ended June 30, 2010 and the Year Ended December 31, 2009

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2008	17,063,022	$17,063	$2,824,521	$(11,420,793)

Common stock issued for debt and accrued interest	3,323,347	3,323	196,078	-

Beneficial conversion features on new debt	-	-	931,146	-

Loss on extinguishment of debt related to modifying the
conversion terms or adding terms to existing debt	-	-	2,459,471	-

Value of warrants issued during the year	-	-	801,720	-

Net loss for the year ended
December 31, 2009	-	-	-	(979,968)

Balance, December 31, 2009	20,386,369	20,386	7,212,936	(12,400,761)

Common stock issued for services (unaudited)	866,666	867	67,773	-

Common stock issued for accounts payable (unaudited)	1,333,333	1,333	78,667	-

Common stock issued for deferred compensation (unaudited)	2,483,333	2,483	194,197	-

Beneficial conversion features on new debt (unaudited)	-	-	300,000	-

Net loss for the six months ended June 30, 2010 (unaudited)				(151,297)

Balance, June 30, 2010 (unaudited)	25,069,701	$25,069	$7,853,573	$(12,552,058)

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(151,297)	$362,889
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,879	1,228
Amortization and impairment of capitalized
development costs and licenses	544,227	196,398
Amortization of discount on convertible notes payable	226,579	3,183
Common stock issued for services rendered	68,640	-
Net change in derivative liability	-	(659,634)
Change in operating assets and liabilities:
Accounts receivable and other receivable	65,996	119,320
Accounts payable and accrued expenses	231,341	231,518
Deferred compensation	(29,066)	(37,282)
Deferred revenue	(144,286)	242,606

Net Cash Provided by Operating Activities	815,013	460,226

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(1,023,323)	(781,734)
Purchase of property and equipment	-	(4,473)

Net Cash Used in Investing Activities	(1,023,323)	(786,207)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on related party loans	-	(58,000)
Proceeds from related party loans	-	8,000
Proceeds from convertible notes payable	300,000	-
Proceeds from notes payable	-	150,000

Net Cash Used in Financing Activities	300,000	100,000

DECREASE IN CASH AND CASH EQUIVALENTS	91,690	(225,981)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	128,413	424,529

CASH AND CASH EQUIVALENTS, END OF PERIOD	$220,103	$198,548

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable converted to common stock	$80,000	$-
Deferred compensation converted to common stock	$196,680	$-
Common stock issued for services rendered	$68,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K which was filed on April 15, 2010.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of June 30, 2010, the Company had an accumulated deficit of approximately $12,550,000 and significant negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
June 30, 2010 (Unaudited)

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

Convertible Debt

On June 30, 2010, the Company entered into two separate convertible loan agreements. Each loan was for $150,000 resulting in total new debt of $300,000. The convertible notes accrue interest at 15% per annum with principal and interest due at maturity of June 30, 2012. The note holder has the option to convert any unpaid balances to the Company’s common stock at a rate of the lower of (a) $0.02 per common share or (b) 70% of the average of the five lowest closing bid prices of the Company’s common stock for the ten trading days prior to the conversion date. The note holders also both received 7,500,000 common stock warrants with an exercise price of $0.02 per share for a period of five (5) years.

The Company identified embedded derivatives related to the June 30, 2010 convertible debt. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives as of the inception date up to the proceeds amount. At inception of the new debt, the Company allocated $300,000 to the embedded derivatives.

For the period ended June 30, 2010, the Company amortized the debt discount and charged to interest expense $-0- as the debt was received on the last day of the period.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

NOTE 4 -	EARNINGS (LOSS) PER SHARE

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Earnings (loss) per share:
Net income (loss) (numerator) - basic	$19,374	$(1,675,796)	$(151,297)	$362,889
Effect of dilutive securities, convertible
notes payable	113,290	1,266,046	226,579	(656,451)

Income (loss) (numerator) - diluted	$132,664	$(409,750)	$75,282	$(293,562)

Shares (denominator) - basic	25,069,701	17,063,022	24,138,211	17,063,022
Effect of dilutive securities, convertible
notes payable	361,561,727	-	361,561,727	-
Warrants	52,166,666	-	52,166,666	-

Shares (denominator) - diluted	438,798,094	17,063,022	437,866,604	17,063,022

Per share amount - basic	$0.00	$(0.10)	$(0.01)	$0.02

Per share amount - diluted	$0.00	$(0.02)	$0.00	$(0.02)

For the period ended June 30, 2009, the Company had warrants to purchase 23,333,334 common shares exercisable as follows: 11,666,667 at $0.60 per share and 11,666,667 at $0.15 per share. Since the exercise prices were higher than the trading price at June 30, 2009, they are not included in the diluted earnings calculation (all amounts are adjusted for 1:3 reverse stock split – see Note 3).

NOTE 5 -	SUBSEQUENT EVENTS

Convertible Debt

On July 16, 2010, the Company entered into a convertible loan agreement for $125,000. The convertible note accrues interest at 15% per annum with principal and interest due at maturity of June 30, 2012. The note holder has the option to convert any unpaid balances to the Company’s common stock at a rate of the lower of (a) $0.02 per common share or (b) 70% of the average of the five lowest closing bid prices of the Company’s common stock for the ten trading days prior to the conversion date. The note holder also received 3,125,000 common stock warrants with an exercise price of $0.02 per share for a period of five (5) years.

The Company has evaluated subsequent events for the period of June 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues for the three months ended June 30, 2010 were $2,527,038, compared to $755,223 for the three months ended June 30, 2009. This represents an increase of $1,771,815 or 234.6% for the three months ended June 30, 2010. This increase was primarily attributable to having released America’s Next Top Model (DS and Wii), Just Sing! (DS), and released the repackaged versions of the Think titles (DS and Wii).

There was a 461.2% change in gross profit for the three months ended June 30, 2010, which was $602,648, compared to $107,377 for the three months ended June 30, 2009. This increase in gross profit was primarily the result of higher sales during the quarter related to the company having America’s Next Top Model (DS and Wii), Just Sing! (DS), and released the repackaged versions of the Think titles (DS and Wii).

For the three months ended June 30, 2010, operating expenses totaled $385,102 as compared to $467,046 for the three months ended June 30, 2009. This was a decrease of $81,944 or 17.5%. The decrease in operating expenses resulted from termination of the EUR consultant and reduction the expenses normally incurred by the consultant, including but not limited to Automobile, Entertainment, Office Expense, Professional Fee, Telephone and Fax, and Travel.

Interest expense was $84,882 and $50,081 for the three months ended June 30, 2010 and June 30, 2009, respectively. This was an increase of $34,801 or 69.5% due to additional notes issued during the 4th Quarter 2009 and 2nd Quarter 2010.

Our gain on valuation of derivative liability was $0 for the three months ended June 30, 2010 compared to loss on valuation of derivative liability of $1,266,046 for the three months ended June 30, 2009. The difference of $1,266,046 or 100% was a result of the Company increasing its shares to 1,000,000,000, which would provide enough shares to convert in the event that all debt and warrants were called and eliminating any derivative liability.

We had $113,290 in financing expense for the three months ended June 30, 2010 compared to $0 of financing expense for the three months ended June 30, 2009, which was due to discount amortization (expense) of the company’s convertible notes for the quarter ending June 30, 2010.

Our net gain was $19,374 for the three months ended June 30, 2010 compared to a net income of $1,675,796 for the three months ended June 30, 2009. The increase in net income for the three months ended June 30, 2010 was due to the company realizing a larger gross profit on significantly higher sales, reducing expenses by 17.6%, and having no loss on derivative liability due to the increase in shares to 1,000,000,000 for the three months ended June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues for the six months ended June 30, 2010 were $4,213,838, compared to $4,301,191 for the six months ended June 30, 2009. This represents a slight decrease of $87,353 or 2% for the six months ended June 30, 2010. This decrease was primarily attributable to the company selling more reorders during the six months ended June 30, 2009 as compared to the six months ended June 30, 2010.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

There was a 57.7% increase in gross profit for the three months ended June 30, 2010, which was $1,119,301, compared to $709,740 for the three months ended June 30, 2009. This increase in gross profit was primarily the result of  higher gross profit percentage than that of the six months ended June 30, 2009 due to the company releasing several new titles as compared to more unit sales of reorders which generally have a lower gross profit percentage.

For the six months ended June 30, 2010, operating expenses totaled $874,254 as compared to $906,634 for the six months ended June 30, 2009. This was an decrease of $32,380 or 3.6%. The decrease in operating expenses resulted from the termination of our EUR consultant and the many expenses he would occur on a monthly basis, including but not limited to Automobile, Entertainment, Office Expense, Professional Fee, Telephone and Fax, and Travel.

Interest expense was $169,765 and $96,668 for the six months ended June 30, 2010 and June 30, 2009, respectively. This was an increase of $73,097 or 75.6% due to additional notes issued during 4th Quarter 2009 and 2nd Quarter 2010.

Our gain on derivative liability was $0 for the six months ended June 30, 2010 compared to gain on valuation of derivative liability of $659,634 for the three months ended June 30, 2009. The difference of $659,634 or 100% was a result of the Company increasing its shares to 1,000,000,000, which would provide enough shares to convert in the event that all debt and warrants were called, and not having a quarterly fluctuation based on the share price.

We had $226,579 in financing expense for the six months ended June 30, 2010 compared to $3,183 of financing expense for the six months ended June 30, 2009, which was due to discount amortization (expense) of the company’s convertible notes for the six months ending June 30, 2010.

Our net loss was $151,297 for the six months ended June 30, 2010 compared to a net income of $362,889 for the six months ended June 30, 2009. The decrease in net income for the three months ended June 30, 2010 was due to higher interest expense and financing expense for the six months ended June 30, 2010 the company enjoyed a net income from operations of $245,047 during the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010 our cash balance was $220,103 compared to $128,413 at December 31, 2009. Total current assets at June 30, 2010 were $524,074 compared to $412,880 at December 31, 2009. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2010will be sufficient to cover our working capital requirements for fiscal 2010.  The Company reached this conclusion by identifying that a major portion of our debt is attributed to Deferred Revenue ($2,343,626), which will be reclassified as revenue upon the completion of the projects in development. We had informally negotiated with the IRS to pay down our Payroll Tax liability in the amount of $10,000 per month and are in renegotiations to establish an official repayment schedule.  The Company is also negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($62,592).  In addition, based on our schedule of development for the remainder of the year, we anticipate profitability and cash receipts in 2010, which will allow the Company to continue to pay down our working capital requirements and help avoid additional working capital.

 For the six months ended June 30, 2010, net cash provided by operating activities was $815,013 as compared to $460,226 for the six months ended June 30, 2009. The increase in cash used in operating activities can be attributed to the amortization and impairment of capitalized development costs and licenses, amortization of discount on convertible notes payable, deferred revenue and the net change in derivative liability during the six months ended June 30, 2010.

 For the six months ended June 30, 2010, net cash used by investing activities was $1,023,323, compared to net cash used by investing activities of $786,207 for the six months ended June 30, 2009. The increase in cash used in investing activities of $237,116 for the six months ended June 30, 2010 was due to more payments made for development costs and licenses.

For the six months ended June 30, 2010, net cash provided by financing activities was $300,000 compared to $100,000 for the six months ended June 30, 2009.  This increase in cash provided by financing activities resulted primarily from the convertible notes payable of $300,000 during the six months ended June 30, 2010.

Our accounts receivable at June 30, 2010 was $303,971, compared to $248,467 at December 31, 2009. The very small increase in accounts receivable is primarily attributable to sales made toward the end of the quarter that had not yet been collected.

As of June 30, 2010 we had a working capital deficiency of $8,870,622. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at June 30, 2010 was $2,860,881.  We had no new additional long-term agreements for the six months ended June 30, 2010.

At June 30, 2010, we owed payroll taxes to the IRS in the amount of $536,838 as compared to $449,407 as of December 31, 2009.  The increase in payroll taxes due as of June 30, 2010 is due to the increase in payroll and limited payments made to the IRS during the six months ended June 30, 2010.  We are currently in discussion with the IRS to modify our payment schedule.

At June 30, 2010, we had no bank debt.

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

We currently have outstanding 52,166,666 Class A Warrants and 52,166,666 Class B Warrants with exercise prices as follows:  Class A Warrants, 11,666,666 at .60, 11,166,666 at .15, 10,500,000,000 at .09, 3,333,334 at .030 and 15,000,000 at .020; Class B Warrants, 11,666,666 at .60, 11,166,666 at .15, 10,500,000,000 at .09, 3,333,334 at .030 and 15,000,000 at .020. Exercise of all of these warrants would provide gross proceeds of $19,589,999. However, at recent market prices of our common stock, we do not expect the shareholders of such warrants to exercise. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2010:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$2,860,881	$2,609,471	251,410	0
Operating Lease Obligations	$31,832	$31,832	$0	0
License Fee Obligations	$60,000	$60,000	$0	0
Total	$2,952,713	$ ,2701,303	$251,410	0

In December 2009, we converted $721,146 of interest due on our convertible notes of which $194,710 net of discount was due as of June 30, 2010.

In December 2009, we entered into two notes payable agreements with accredited investors totaling $204,400.  As of June 30, 2010, net of discount, the balance due is $56,700.

In May 2009, we entered into two notes payable agreements totaling $150,000 with two accredited investors.  In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of June 30, 2010 was $150,000. These notes are currently in default.

In February 2008, we entered into two notes payable agreements with accredited investors totaling $227,778. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of June 30, 2010 was $227,778.

In July 2007, we entered into a convertible debenture in the amount of $200,000 with two accredited investors. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of June 30, 2010 was $200,000.

In March 2007, we entered into a convertible notes agreement totaling $80,000 with accredited investors. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of June 30, 2010 was $80,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of June 30, 2010 was $247,000.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and are past due and have not been called.  In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of June 30, 2010 was $194,093.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of June 30, 2010 was $1,510,600.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2010	$31,832

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended June 30, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures at the end of the period covered by this report were not effective due to material weaknesses in the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, as further described below, such that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 4 - RESERVED

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

DATE: August 23 2010

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

BY:	/s/ Sirus Ahmadi
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR