Form 10-Q/A
period 2010-06-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2010-08-24
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Explanatory Note: On August 23, 2010, Conspiracy Entertainment Holdings, Inc. (the "Company") filed its Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the "Original Report"). The sole purpose of this Amendment No. 1 to Quarterly Report on Fomr 10-Q/A is to correct certain typographied errors contained in Part I, Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
JUNE 30, 2010 QUARTERLY REPORT ON FORM 10-Q /A

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Our net gain was $19,374 for the three months ended June 30, 2010 compared to a net loss of $1,675,796 for the three months ended June 30, 2009. The increase in net income for the three months ended June 30, 2010 was due to the company realizing a larger gross profit on significantly higher sales, reducing expenses by 17.6%, and having no loss on derivative liability due to the increase in shares to 1,000,000,000 for the three months ended June 30, 2010.

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

DATE: August  24 2010

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

BY:	/s/ Sirus Ahmadi
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR