Form 10-Q
period 2010-09-30
CONSPIRACY ENTERTAINMENT HOLDINGS INC
filed 2010-11-22
CIK 1136424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

As of November 18, 2010, there were 30,288,019 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CONSPIRACY ENTERTAINMENT HOLDINGS, INC.
SEPTEMBER 30, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Conspiracy Entertainment Holdings, Inc.

Condensed Consolidated Financial Statements

September 30, 2010

CONSPIRACY ENTERTAINMENT HOLDINGS, INC
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$105,324	$128,413
Accounts receivable, net	692,869	284,467

Total Current Assets	798,193	412,880

PROPERTY AND EQUIPMENT, NET	10,028	14,347

OTHER ASSETS

Capitalized development costs and licenses, net	4,441,334	3,699,735
Deposits	6,907	6,907
Other receivable	-	85,500

Total Other Assets	4,448,241	3,792,142

TOTAL ASSETS	$5,256,462	$4,219,369

CONSPIRACY ENTERTAINMENT HOLDINGS, INC
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$1,022,646	$1,071,124
Accrued expenses	2,318,408	2,048,902
Payroll taxes payable	952,385	826,230
Deferred compensation	57,092	288,338
Related party loans	70,000	30,000
Deferred revenue	2,771,637	2,487,912
Current portion of convertible notes payable, net of discount	2,609,471	150,000

Total Current Liabilities	9,801,639	6,902,506

LONG-TERM LIABILITIES

Convertible notes payable, net of discount	415,213	2,484,302

Total Long-Term Liabilities	415,213	2,484,302

Total Liabilities	10,216,852	9,386,808

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 25,069,701 and 20,386,368 shares
issued and outstanding, respectively	25,069	20,386
Additional paid in capital	7,978,573	7,212,936
Accumulated deficit	(12,964,032)	(12,400,761)

Total Stockholders' Deficit	(4,960,390)	(5,167,439)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,256,462	$4,219,369

CONSPIRACY ENTERTAINMENT HOLDINGS, INC
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

NET SALES	$901,667	$1,344,224	$5,115,505	$5,645,415

COST OF SALES	687,900	1,040,990	3,782,437	4,632,441

GROSS PROFIT	213,767	303,234	1,333,068	1,012,974

OPERATING EXPENSES

Professional fees	32,000	99,350	212,270	313,550
Salaries, wages and payroll taxes	146,896	164,816	447,533	475,563
Selling, general and administrative	183,003	172,631	576,350	554,318

Total Operating Expenses	361,899	436,797	1,236,153	1,343,431

NET INCOME (LOSS) FROM OPERATIONS	(148,132)	(133,563)	96,915	(330,457)

OTHER INCOME (EXPENSE)

Interest expense	(100,039)	(52,212)	(269,804)	(148,880)
Net financing expense	(163,803)	-	(390,382)	(3,183)
Loss on valuation of derivative liability	-	(5,150,340)	-	(4,490,706)

Total Other Income (Expense)	(263,842)	(5,202,552)	(660,186)	(4,642,769)

NET LOSS BEFORE INCOME TAXES	(411,974)	(5,336,115)	(563,271)	(4,973,226)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(411,974)	$(5,336,115)	$(563,271)	$(4,973,226)

BASIC LOSS PER SHARE	$(0.02)	$(0.31)	$(0.02)	$(0.29)

DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.03)

CONSPIRACY ENTERTAINMENT HOLDINGS, INC
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(563,271)	$(4,973,226)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	4,319	3,355
Amortization and impairment of capitalized
development costs and licenses	640,724	340,353
Amortization of discount on convertible notes payable	390,382	3,183
Common stock issued for services rendered	68,640	-
Net change in derivative liability	-	4,490,706
Change in operating assets and liabilities:
Accounts receivable and other receivable	(322,902)	(67,187)
Prepaid expenses	-	(257,071)
Accounts payable and accrued expenses	427,183	460,166
Deferred compensation	(34,566)	(55,291)
Deferred revenue	283,725	827,957

Net Cash Provided by Operating Activities	894,234	772,945

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for development costs and licenses	(1,382,323)	(1,098,599)
Purchase of property and equipment	-	(5,371)

Net Cash Used in Investing Activities	(1,382,323)	(1,103,970)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on related party loans	-	(58,000)
Proceeds from related party loans	40,000	8,000
Proceeds from convertible notes payable	425,000	-
Proceeds from notes payable	-	150,000

Net Cash Provided by Financing Activities	465,000	100,000

DECREASE IN CASH AND CASH EQUIVALENTS	(23,089)	(231,025)

CASH AND CASH EVUIVALENTS, BEGINNING OF PERIOD	128,413	424,529

CASH AND CASH EVUIVALENTS, END OF PERIOD	$105,324	$193,504

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible notes payable	$425,000	$-
Accounts payable converted to common stock	$80,000	$-
Deferred compensation converted to common stock	$196,680	$-
Common stock issued for services rendered	$68,640	$-

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K which was filed on April 15, 2010.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, as of September 30, 2010, the Company had an accumulated deficit of approximately $12,900,000 and significant negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable.  Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the company achieving a level of sales adequate to support the Company’s cost structure.  In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products.  Management plans to issue additional debt and equity to fund the release of new products in 2011 and 2012 and to continue to generate cash flow from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Convertible Debt

On June 30, 2010, the Company entered into two separate convertible loan agreements. Each loan was for $150,000 resulting in total new debt of $300,000. The convertible notes accrue interest at 15% per annum with principal and interest due at maturity of June 30, 2012. The note holder has the option to convert any unpaid balances to the Company’s common stock at a rate of the lower of (a) $0.02 per common share or (b) 70% of the average of the five lowest closing bid prices of the Company’s common stock for the ten trading days prior to the conversion date. The note holders also both received 7,500,000 common stock warrants with an exercise price of $0.02 per share for a period of five (5) years from the issue date.

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

For the period ended September 30, 2010, the Company amortized the debt discount and charged to interest expense $37,500 related to the June 30, 2010 convertible debt.

NOTE 3 - MATERIAL TRANSACTIONS (Continued)

Convertible Debt (Continued)

On July 16, 2010, the Company entered into a convertible loan agreement. The loan was for $125,000. The convertible note accrues interest at 15% per annum with principal and interest due at maturity of July 16, 2012. The note holder has the option to convert any unpaid balances to the Company’s common stock at a rate of the lower of (a) $0.02 per common share or (b) 70% of the average of the five lowest closing bid prices of the Company’s common stock for the ten trading days prior to the conversion date. The note holder also received 3,125,000 common stock warrants with an exercise price of $0.02 per share for a period of five (5) years from issue date.

The Company identified embedded derivatives related to the July 16, 2010 convertible debt. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives as of the inception date up to the proceeds amount. At inception of the new debt, the Company allocated $125,000 to the embedded derivatives.

For the period ended September 30, 2010, the Company amortized the debt discount and charged to interest expense $13,013 related to the July 16, 2010 convertible debt.

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

NOTE 4 - EARNINGS (LOSS) PER SHARE (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Earnings (loss) per share
Net income (loss) (numerator) - basic	$(411,974)	$(5,336,115)	$(563,271)	$(4,973,226)
Effect of dilutive securities, convertible
notes payable	163,803	5,150,340	390,382	4,493,889

Income (loss) (numerator) - diluted	$(248,171)	$(185,775)	$(172,889)	$(479,337)

Shares (denominator) - basic	25,069,701	17,063,022	24,452,119	17,063,022
Effect of dilutive securities, convertible
notes payable	-	-	-	-
Warrants	-	-	-	-

Shares (denominator) - diluted	25,069,701	17,063,022	24,452,119	17,063,022

Per share amount - basic	$(0.02)	$(0.31)	$(0.02)	$(0.29)

Per share amount - diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

NOTE 5 - SUBSEQUENT EVENTS

Convertible Debt

On October 25, 2010, the Company entered into two separate convertible loan agreements. Each loan was for $105,000 resulting in total new debt of $210,000. The convertible notes accrue interest at 14% per annum with principal and interest due at maturity of October 25, 2012. The note holder has the option to convert any unpaid balances to the Company’s common stock at a rate of the lower of (a) $0.02 per common share or (b) 70% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days prior to the conversion date. The note holders also both received 2,625,000 common stock warrants with an exercise price of $0.02 per share for a period of five (5) years from the issue date.

The Company has evaluated subsequent events for the period of September 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

Conversion of Debt to Common Stock

Subsequent to September 30, 2010, certain debt holders elected to convert a portion of its debt and interest into common shares of the Company. The Company converted $90,000 of debt principal and $1,051 of interest into 4,852,550 shares of the Company’s common stock. The debt and interest was all converted at $0.02 per share.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues for the three months ended September 30, 2010 were $901,667, compared to $1,334,224 for the three months ended September 30, 2009. This represents a decrease of $442,557 or 32.9% for the three months ended September 30, 2010. This decrease was primarily attributable to the release of Rock of the Dead (PS3, X360) being postponed until 4th Qtr 2010.

There was a 29.5% change in gross profit for the three months ended September 30, 2010, which was $213,768, compared to $303,324 for the three months ended September 30, 2009. This decrease in gross profit was primarily the result of lower sales, however the gross profit percentage was higher than that of the 4th Qtr 2009 due to new releases of Personal Fitness –Men (DS), Personal Fitness – Women (DS), and Witches and Vampires (DS) which generate a higher gross profit than reorders of previously released titles.

For the three months ended September 30, 2010, operating expenses totaled $361,900 as compared to $436,797 for the three months ended September 30, 2009. This was a decrease of $92,396 or 20.3%. The decrease in operating expenses resulted from lower a reduction in Salary and Wages of $17,920 or 10.9% from $164,816 for the three months ended September 30, 2009 to $146,896 for the three months ended September 30, 2010 relating to a reduction in salary taken by the CEO; a reduction of $67,350 or 67.8% in Professional Fees from $99,350 for the three months ended September 30, 2009 to $32,000 for the three months ended September 30, 2010 due to the termination of professional consultants; and a reduction in Travel Expenses of $20,299 or 100% from $20,299 for the three months ended September 30, 2009 to $0 for the three months ended September 30, 2010 which was the result of curtailing travel expenses for the quarter.

Interest expense was $100,039 and $52,212 for the three months ended September 30, 2010 and September 30, 2009, respectively. This was an increase of $47,827 or 91.6% was due to additional notes issued between the period ending September 30, 2009 and September 30, 2010.

Our gain on valuation of derivative liability was $0 for the three months ended September 30, 2010 compared to loss on valuation of derivative liability of $5,150,340 for the three months ended September 30, 2009. The difference of $5,150,340 or 100% was a result of the Company increasing its shares to 1,000,000,000, which would provide enough shares to convert in the event that all debt and warrants were called.

We had $163,803 in financing expense for the three months ended September 30, 2010 compared to $0 of financing expense for the three months ended September 30, 2009, which was due to the company closing several raises between the period of September 30, 2009 and September 30,2010.

Our net loss was $411,974 for the three months ended September30, 2010 compared to net loss of $5,336,115 for the three months ended September 30, 2009. The decrease in net income for the three months ended September 30, 2010 was due to incurring no loss on derivative liability and maintaining a higher gross profit percentage against smaller sales, and incurring fewer expenses.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues for the nine months ended September 30, 2010 were $5,115,506, compared to $5,645,415 for the nine months ended September 30, 2009. This represents a decrease of $529,910 or 9.4% for the nine months ended September 30, 2010. This decrease was primarily attributable to the release of Rock of the Dead (PS3, X360) being postponed until 4th Qtr 2010.

There was a 31.6% change in gross profit for the nine months ended September 30, 2010, which was $1,333,071, compared to $1,012,974 for the nine months ended September 30, 2009. This increase in gross profit was primarily the result of a gross profit percentage was higher than that of the 4th Qtr 2009 due to strong sales for new title releases which have a higher gross profit percentage.

For the nine months ended September 30, 2010, operating expenses totaled $1,236,153 as compared to $1,343,431 for the nine months ended September 30, 2009. This was a decrease of $105,577 or 7.9%. The decrease in operating expenses resulted from termination of a professional consultant which saved the Company $115,670 and decreases in Automobile Expense of $20,893, Entertainment of $31,232 and Travel of $17,015 against increases in Insurance of $14,923, Marketing of $38,456 due to the Company's participation at E3 and Comic Con in 2010, and Outside Service of $24,924 due to the necessity of hiring temporary labor to help with the release of several new titles in 2010.

Interest expense was $269,804 and $148,880 for the nine months ended September 30, 2010 and September 30, 2009, respectively. This was an increase of $120,924 or 81.2% due to additional notes issued between the period of September 30, 2009 and September 30, 2010.

Our gain on valuation of derivative liability was $0 for the nine months ended September 30, 2010 compared to loss on valuation of derivative liability of $4,490,706 for the nine months ended September 30, 2009. The difference of $4,490,706 or 100% was a result of the Company increasing its shares to 1,000,000,000, which would provide enough shares to convert in the event that all debt and warrants were called.

We had $390,382 in financing expense for the nine months ended September 30, 2010 compared to $3,183 of financing expense for the nine months ended September 30, 2009, which was due to the company closing several raises between the period of September 30, 2009 and September 30,2010.

Our net loss was $563,271 for the nine months ended September30, 2010 compared to net loss of $4,973,226 for the nine months ended September 30, 2009. The decrease in net income for the three months ended September 30, 2010 was due to incurring no loss on derivative liability and maintaining a higher gross profit, and incurring fewer expenses.

Liquidity and Capital Resources

As of September 30, 2010 our cash balance was $105,324 compared to $128,413 at December 31, 2009. Total current assets at September 30, 2010 were $798,193 compared to $412,880 at December 31, 2009. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for new product development, securing new licenses, building up inventory, hiring more sales staff and funding advertising and marketing. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2010 will be sufficient to cover our working capital requirements for fiscal 2010.  The Company reached this conclusion by identifying that a major portion of our debt is attributed to Deferred Revenue ($2,771,637), which will be reclassified as revenue upon the completion of the projects in development. We had informally negotiated with the IRS to pay down our Payroll Tax liability in the amount of $10,000 per month and are in renegotiations to establish an official repayment schedule.  The Company is also negotiating with several other parties to waive portions of our debt, or to pay the debt with the issuance of company stock including Deferred Compensation ($57,092).  In addition, based on our schedule of development for the remainder of the year, we anticipate profitability and cash receipts in 2010, which will allow the Company to continue to pay down our working capital requirements and help avoid additional working capital.

For the nine months ended September 30, 2010, net cash provided by operating activities was $894,234 as compared to $772,945 for the nine months ended September 30, 2009. The increase in cash used in operating activities can be attributed to the amortization of discount on convertible notes payable, common stock issued for services rendered, and the cash used to pay accounts payable and accrued expenses during the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, net cash used by investing activities was $1,382,323, compared to net cash used by investing activities of $1,103,970 for the nine months ended September 30, 2009. The increase in cash used in investing activities of $278,353 for the nine months ended September 30, 2010 was due to more payments made for development costs and licenses.

For the nine months ended September 30, 2010, net cash used by financing activities was $465,000 compared to $100,000 for the nine months ended September 30, 2009.  This increase in cash used by financing activities resulted primarily from there being and increase in proceeds from convertible notes payable during the nine months ended September 30, 2010.

Our accounts receivable at September 30, 2010 was $692,869, compared to $248,467 at December 31, 2009. The very large increase in accounts receivable is primarily attributable to invoices issued at the end of the quarter that had not yet been collected.

As of September 30, 2010 we had a working capital deficiency of $9,020,446. A major portion of our debt is attributed to consulting fees, attorney fees, and payroll taxes payable. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

The current portion of long-term debt at September 30, 2010 was $2,609,471.  We had no new additional long-term agreements for the nine months ended September 30, 2010.

At September 30, 2010, we owed payroll taxes to the IRS in the amount of $575,562 as compared to $449,407 as of December 31, 2009.  The increase in payroll taxes due as of June 30, 2010 is due to the increase in payroll and limited payments made to the IRS during the nine months ended September 30, 2010.  We are currently in discussion with the IRS to modify our payment schedule.

At September 30, 2010, we had no bank debt.

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

We currently have outstanding 55,291,666 Class A Warrants with exercise prices as follows:  18,125,000 at .02, 3,333,334 at .03, 10,500,000 at .09, and 11,666,666 at .15; Class B Warrants, and 11,666,666 at .60. Exercise of all of these warrants would provide gross proceeds of $10,173,667. However, at recent market prices of our common stock, we do not expect the shareholders of such warrants to exercise. Thus, if the market price of our common stock does not increase and warrant holders do not exercise their warrants, we may be required to seek additional debt or equity financing. If additional financing is required and we cannot obtain additional financing in sufficient amounts or on acceptable terms when needed, our financial condition and operating results will be materially adversely affected.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2010:

	Payments due by period
		Less than		More
Contractual Obligations	Total	One Year	Years 1-2	than 2 years

Notes Payable	$3,024,683	$2,609,471	$415,212	0
Operating Lease Obligations	$13,927	$13,927	$0	0
License Fee Obligations	$60,000	$60,000	0	0
Total	$3,098,610	$2,683,398	$415,212	0

In July 2010, we entered into a notes payable agreements totaling $125,000 with an accredited investor.  The balance due as of September 30, 2010, net of discount, was $13,013.

In June 2010, we entered into two notes payable agreements totaling $300,000 with two accredited investors.  The balance due as of September 30, 2010, net of discount, was $37,500.

 In December 2009, we converted $731,146 of interest due on our convertible notes of which $282,449 net of discount was due as of September 30, 2010.

In December 2009, we entered into two notes payable agreements with accredited investors totaling $210,000.  As of September 30, 2010, net of discount, the balance due is $82,250.

In May 2009, we entered into two notes payable agreements totaling $150,000 with two accredited investors.  In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of September 30, 2010 was $150,000.

In February 2008, we entered into two notes payable agreements with accredited investors totaling $227,778. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of September 30, 2010 was $227,778.

In July 2007, we entered into a convertible debenture in the amount of $200,000 with two accredited investors. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of September 30, 2010 was $200,000.

In March 2007, we entered into a convertible notes agreement totaling $80,000 with accredited investors. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of September 30, 2010 was $80,000.

In August 2006, we entered into a convertible notes agreement totaling $247,000. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of September 30, 2010 was $247,000.

On August 5, 2005 and August 8, 2005, two accredited investors loaned us an aggregate of $223,600 in gross proceeds in exchange for two notes payable. The notes bear no interest and are past due and have not been called.  In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of September 30, 2010 was $194,093.

On February 9, 2005, we entered into three convertible notes payable agreements totaling $650,000, and in September and October 2004, we entered into two convertible notes payable agreements totaling $1.1 million. In December 2009, the conversion terms and maturity dates were modified.  Accordingly the balance due as of September 30, 2010 was $1,510,600.

We currently lease office space at 612 Santa Monica Boulevard in Santa Monica, California. Through the remainder of the lease term, our minimum lease payments are as follows:

2010	$13,927

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

Capitalized development costs and licenses, net of accumulated amortization, totaled approximately $4,441,334 at September 30, 2010. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of our assets or the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that an intangible asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations, of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Sirus Ahmadi, the Company’s Chief Executive Officer (“CEO”) and Keith Tanaka, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures at the end of the period covered by this report were not effective due to material weaknesses in the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, as further described below, such that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended September 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

DATE: November 22, 2010
CONSPIRACY ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Sirus Ahmadi
SIRUS AHMADI
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

DATE: November 22, 2010
By:	/s/ Keith Tanaka
KEITH TANAKA
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER),
AND DIRECTOR